Form 10QSB
period 1998-06-30
STATE OF FRANKLIN BANCSHARES INC
filed 1998-08-12
CIK 1066626

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

Commission file number 000-24675

                       STATE OF FRANKLIN BANCHSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

            TENNESSEE                                         62-1607709
(State of other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


                             1907 NORTH ROAN STREET
                          JOHNSON CITY, TENNESSEE 37604
                    (Address of principal executive offices)

                                 (423) 926-3300
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,116,516 SHARES OF COMMON STOCK AS OF JULY 31, 1998.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED


                                         A S S E T S
                                                                 December 31,               June 30,
                                                                     1997                     1998
                                                                 ------------             ------------

Cash and Cash Equivalents                                          12,415,800               14,267,878
Investments - Held-To-Maturity
  (Estimated Market 1997 - $10,023,214)
  (Estimated Market 1998 - $998,573)                               10,000,000                  998,125
Investments - Available-for-Sale                                    6,462,901               17,147,619
Loans Receivable, Net                                              50,374,093               68,401,137
Accrued Interest Receivable, Net                                      400,760                  681,169
Land, Buildings and Equipment at Cost Less
  Accumulated Depreciation of $146,286 in 1997
  and $216,276 in 1998                                              3,568,281                4,147,358
Prepaid Expense and Accounts Receivable                                80,110                   49,948
Investment in Service Bureau at Cost                                   15,000                   15,000
Deferred Tax Assets                                                    55,445                   46,584
Federal Home Loan Bank Stock                                               --                  454,800
                                                                 ------------             ------------

Total Assets                                                       83,372,390              106,209,618
                                                                 ============             ============


               L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y
Liabilities:

Deposits                                                           72,243,884               85,686,259
Advances by Borrowers for Taxes and Insurance                          59,911                  178,126
Accrued Interest                                                       43,469                   89,931
Accounts Payable and Accrued Expenses                                 122,025                  157,012
Federal Home Loan Bank Advances                                            --                9,000,000
Deferred Gain                                                              --                   21,448
                                                                 ------------             ------------

Total Liabilities                                                  72,469,289               95,132,776
                                                                 ------------             ------------

Stockholders' Equity:

Common Stock, $1.00 Par Value,
  10,000,000 Shares Authorized;
    1,111,280 Shares Outstanding at December 31, 1997
    and 1,116,516 Shares Outstanding at June 30, 1998               1,111,280                1,116,516

Paid-In Capital                                                    10,160,136               10,208,374
Accumulated Other Comprehensive Income                                 25,382                  (11,231)

Retained Earnings                                                    (393,697)                (236,817)
                                                                 ------------             ------------

Total Stockholders' Equity                                         10,903,101               11,076,842
                                                                 ------------             ------------

Total Liabilities and Stockholders' Equity                         83,372,390              106,209,618
                                                                 ============             ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED


                                                          For the Three Months Ended       For the Six Months Ended
                                                                   June 30,                        June 30,
                                                             1997            1998            1997            1998
                                                          ----------      ----------      ----------      ----------
Interest Income
         Interest on Loans                                   546,163       1,280,989         937,876       2,355,314
         Interest on Cash Equivalents and Investments        503,318         449,102         979,571         860,839
                                                          ----------      ----------      ----------      ----------
                  Total Interest Income                    1,049,481       1,730,091       1,917,447       3,216,153
                                                          ----------      ----------      ----------      ----------
Interest Expense
         Interest on Deposits                                701,540       1,093,842       1,302,581       2,068,109
         Other Interest                                          786          42,018             786          42,018
                                                          ----------      ----------      ----------      ----------
                  Total Interest Expense                     702,326       1,135,860       1,303,367       2,110,127
                                                          ----------      ----------      ----------      ----------
Net Interest Income Before
  Provision for Loan Losses                                  347,155         594,231         614,080       1,106,026
Provision for Loan Losses                                    (60,393)        (77,736)        (97,350)       (127,379)
                                                          ----------      ----------      ----------      ----------
                  Net Interest Income
                    After Provision for Loan Losses          286,762         516,495         516,730         978,647
                                                          ----------      ----------      ----------      ----------

Other Income
         Loan Fees                                            45,889          88,058          74,321         165,098
         Other Fees and Service Charges                       19,697          40,191          28,738          79,960
         Net Gain on Sale and Maturity of Securities           6,120          14,235          11,277          38,769
         Insurance Commission Income                          17,177          11,075          17,177          18,297
         Rental Income, Net                                       --          16,928              --          45,805
         Other                                                 1,627           3,163           3,475           5,307
                                                          ----------      ----------      ----------      ----------
                  Total Other Income                          90,510         173,650         134,988         353,236
                                                          ----------      ----------      ----------      ----------
Other Expenses
         Compensation and Related Benefits                   216,464         235,411         397,914         482,508
         Occupancy Expenses                                   36,609          50,217          74,157         111,161
         Furniture and Equipment Expenses                     16,578          45,026          35,269          87,312
         Advertising                                          14,257          28,865          82,961          53,134
         Data Processing Expense                              28,694          50,328          57,811          97,983
         Other                                               115,062         130,461         273,474         275,152
                                                          ----------      ----------      ----------      ----------
                  Total Other Expenses                       427,664         540,308         921,586       1,107,250
                                                          ----------      ----------      ----------      ----------
Income (Loss) Before Income Tax Benefit                      (50,392)        149,837        (269,868)        224,633
Provision for Income Taxes                                    29,852         (33,161)         57,230         (67,752)
                                                          ----------      ----------      ----------      ----------
Net Income (Loss)                                            (20,540)        116,676        (212,638)        156,881

Other Comprehensive Income
         Net Unrealized Gains (Losses) on Securities
           Available-For-Sale, Net of Income Taxes of
                    $26,569, $5,333, $7,444
                    and $5,786, Respectively                (150,558)        (10,352)         42,183         (11,232)
                                                          ----------      ----------      ----------      ----------
Comprehensive Income                                        (171,098)        106,324        (170,455)        145,649
                                                          ==========      ==========      ==========      ==========
Basic and Diluted Earnings (Loss) Per Share                     (.03)            .10            (.35)            .14
                                                          ==========      ==========      ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                    Six Months Ended June 30,
                                                                                      1997             1998
                                                                                  -----------      -----------
Cash Flows from Operating Activities
         Net Income (Loss)                                                           (212,638)         156,881
         Items Not Affecting Cash and Cash Equivalents:
                  Depreciation                                                         38,425           96,564
                  (Increase) in Accrued Interest                                     (271,433)        (280,409)
                  Deferred Tax Assets                                                 (57,230)          27,723
                  Provisions for Loan Losses, Net                                      97,350          127,102
                  (Increase) Decrease in Prepaid Expenses
                    and Accounts Receivable                                              (546)          30,163
                  Increase in Interest Payable                                         15,292           46,462
                  Increase (Decrease) in Accounts Payable
                    and Accrued Expenses                                             (224,492)          34,986
                  Increase in Deferred Loan Fees, Net                                  19,068            8,063
                  (Gain) on Sale of Investments                                       (11,277)         (38,770)
                  Discount Accretion                                                  (27,617)          32,635
                  Increase in Deferred Gain on Sale of REO                                 --           21,449
                                                                                  -----------      -----------

                        Net Cash Provided (Used) by Operating Activities             (635,098)         262,849
                                                                                  -----------      -----------

Cash Flows from Investing Activities
         Purchase of Investments                                                  (13,289,531)     (19,524,638)
         Proceeds from Maturities of Held-to-Maturity Investments                   1,016,740       11,571,458
         Proceeds from Sale of Investments                                          1,991,250        6,220,996
         Net Increase in Loans Receivable                                         (14,850,807)     (18,162,209)
         Purchases of Premises and Equipment                                         (297,587)        (675,641)
         Purchase of Federal Home Loan Bank Stock                                          --         (454,800)
                                                                                  -----------      -----------
                           Net Cash (Used) by Investing Activities                (25,429,935)     (21,024,834)
                                                                                  -----------      -----------
Cash Flows from Financing Activities
         Net Increase in Deposits                                                  24,484,883       13,442,375
         Net Increase in Advances by Borrowers for Taxes and Insurance                 65,668          118,215
         Issuance of Common Stock, Net                                                     --           57,596
         Subscriptions on Common Stock Received                                     1,872,264               --
         Organization Costs                                                                --           (4,123)
         Proceeds from FHLB Advance                                                        --        9,000,000
                                                                                  -----------      -----------
                           Net Cash Provided by Financing Activities               26,422,815       22,614,063
                                                                                  -----------      -----------
                                    Net Increase in Cash and Cash Equivalents         357,782        1,852,078

Cash and Cash Equivalents at Beginning of Period                                    6,888,983       12,415,800
                                                                                  -----------      -----------
                           Cash and Cash Equivalents at End of Period               7,246,765       14,267,878
                                                                                  ===========      ===========

Supplemental Schedule of Noncash Investing and Financing Activities:

Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                        42,183          (11,232)
                                                                                  ===========      ===========
REO Sold in Exchange for Loan Receivable                                                   --          245,681
                                                                                  ===========      ===========

Supplemental Disclosures of Cash Flow Information:

         Cash Paid During the Period for:
                  Income Taxes                                                             --               --
                                                                                  ===========      ===========
                  Interest                                                          1,288,075        2,063,665
                                                                                  ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  JUNE 30, 1998




NOTE 1  STATE OF FRANKLIN BANCSHARES, INC.

        State of Franklin Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of State of Franklin Savings Bank (the "Savings Bank"). The stockholders of the Savings Bank will exchange their shares for the shares of the Company, whereby the Savings Bank will become the Company's wholly owned subsidiary. The consolidated financial statements included herein are for the Company, the Savings Bank, and the Savings Bank's wholly owned subsidiary, John Sevier Title Services, Inc. (the "Title Company").



NOTE 2  BASIS OF PREPARATION

        The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions for Form 10-Q SB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the six months ended June 30, 1998, is not necessarily indicative of the results which may be expected for the entire year.

        These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Savings Bank for the year ended December 31, 1997.



NOTE 3  OTHER NONINTEREST EXPENSE

        Other noninterest expense amounts are summarized as follows for the periods ended June 30, 1997 and 1998:

                                                                               1997             1998
                                                                            ---------        ---------
        Other Noninterest Expense:
              Seminars and Education Expenses                                  14,094          16,564
              Insurance Expense                                                16,685          16,455
              Professional Expenses and Supervisory Examinations               43,803          51,543
              Office Supplies and Postage                                      87,774          77,512
              Telephone                                                        22,036          36,436
              Other                                                            89,082          76,642
                                                                              -------         -------
                                                                              273,474         275,152
                                                                              =======         =======

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  JUNE 30, 1998




NOTE 4  LOANS RECEIVABLE

        Loans receivable at December 31, 1997 and June 30, 1998, consist of the following:

                                                                            1997             1998
                                                                        -----------      -----------

        First Mortgage Loans                                             24,984,570       31,725,142
        Construction Loans                                               11,859,068       18,573,979
        Consumer Loans                                                    4,764,911        6,578,757
        Participation Loans, Net                                            873,264        1,508,556
        Commercial Loans                                                 12,256,079       18,436,873
        Savings Account Loans                                               193,130          278,434
        Credit Line Advances                                                239,115          473,727
                                                                        -----------      -----------
                 Gross Loans Receivable                                  55,170,137       77,575,468
                                                                        -----------      -----------

        Less:
                 Undisbursed Portion of Loans in Process                 (4,387,881)      (8,631,003)
                 Net Deferred Loan Origination Fees                         (52,689)         (60,752)
                 Accumulated General Loan Loss Reserves                    (355,474)        (482,576)
                                                                        -----------      -----------
                                                                         (4,796,044)      (9,174,331)
                                                                        -----------      -----------
        Loans Receivable as Determined in Accordance
          with Generally Accepted Accounting Principles                  50,374,093       68,401,137
                                                                        ===========      ===========

        An analysis of the allowance for loan losses is as follows:

                                                                           1997             1998
                                                                       -----------      -----------

                Balance - Beginning of Period                              130,715          355,474
                Provision for Losses                                       226,095          127,379
                Net Charge-Offs                                             (1,336)            (277)
                                                                       -----------      -----------
                Balance - End of Period                                    355,474          482,576
                                                                       ===========      ===========



NOTE 5  ORGANIZATION EXPENSE

        Miscellaneous organization expenses of the Company totaling $4,123 were netted against paid-in capital.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  JUNE 30, 1998




NOTE 6  COMPREHENSIVE INCOME

        In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, (SFAS No. 130), Reporting Comprehensive Income. This new statement establishes standards for reporting and displaying comprehensive income and its components in a basic set of financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

        Reclassification adjustments are made to avoid counting in comprehensive income items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. For example, gains on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains in the period in which they arose must be deducted through other comprehensive income of the period in which they are included in net income to avoid including them in comprehensive income twice.

        The Savings Bank adopted SFAS No. 130 effective December 31, 1997 and restated the previous year's financial statements to comply with the new reporting requirements.



NOTE 7  FEDERAL HOME LOAN BANK

        In the second quarter of 1998, the Savings Bank became a member of the Federal Home Loan Bank of Cincinnati ("FHLB of Cincinnati"). The Savings Bank, as a member of the FHLB of Cincinnati, is required to own capital stock in the FHLB of Cincinnati. The Savings Bank received $9,000,000 in advances from the FHLB of Cincinnati.



NOTE 8  EARNINGS PER SHARE

        Basic earnings per share amounts are based on the average number of shares outstanding through the period. Basic and dilutive earnings per share amounts are equal for the six month and three month periods ended June 30, 1997 and 1998, respectively.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  JUNE 30, 1998

NOTE 9  STOCK OPTION PLANS

        On December 21, 1996, the Company's Board of Directors approved the Stock Option Plan for Directors and the Stock Option Plan for Management. A total of 15% of the original stock offering (91,500 shares) was reserved for these plans. These plans were retroactively amended after year end.

        Under the amended stock option plan for the outside directors, one-third of the total shares were granted to the outside directors as compensation for directors' fees over the next five years. Beginning when the Company has annual profitability, the options will vest at 20% per year to each director. This will total 2,770 shares per director. The exercise price of the options is $10.00 per share. The vested portion of the options may be exercised at any time. There is no termination date on the options, but in the event of death, the estate must exercise the options within twelve months. If the Company is sold or merged, the options become 100% vested.

        Under the stock option plan for management, the remaining 61,000 shares were granted to management as an incentive in the Savings Bank's performance. The options retroactively began to vest after three consecutive quarters of profitability. The options will vest at 20% per year for five years. The exercise price of the options is $10.00 per share. The vested portion of the options may be exercised at any time. There is no termination date on the options, but in the event of death, the estate must exercise the options within twelve months. If the individual leaves the service of the Savings Bank, the options must be exercised within three months, although this requirement may be waived by the board. If the Savings Bank is sold or merged, the options become 100% vested.

        The stock option plans for outside directors and for management were amended again, effective April 17, 1998, for 15% of the secondary offering (75,192 shares). One-third of these shares was allocated to outside directors and the remaining to management. Exercise price of these options was set at $11.00 per share. The other terms of these options are the same as the terms of the original options.


NOTE 10 STOCKHOLDERS' EQUITY

        A private placement offering was conducted in 1997 with 501,280 shares of subscribed common stock sold for $11.00 per share. The offering began April 7, 1997 and expired on September 30, 1997. Net proceeds received from the offering were $1,872,264 for the second three months ended June 30, 1997.

NOTE 11 EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (ESOP)

        The Employee Stock Ownership Plan and Trust (ESOP) was established and funded for 1997 although it was not leveraged at June 30, 1998. A contribution of $57,600 was contributed to the plan for 1997. At February 28, 1998, 5,236 shares were issued to the plan for the 1997 contribution. The stock will be allocated to employees based on their salaries. All employees who work over 1,000 hours are immediately eligible for the plan. Employees will be fully vested after seven years of service. This plan has a 401k feature that began in 1998, which allows employees to defer up to 6% of their salary and is matched by the Savings Bank dollar for dollar.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


        GENERAL

        The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include State of Franklin Bancshares, Inc. and/or State of Franklin Savings Bank.

        FOR THE SIX MONTHS 1998 COMPARED TO SIX MONTHS 1997

        EARNINGS REVIEW

        Total net income of the Company for the first six months of 1998 was $157,000, an increase of $370,000 over the six months ended June 30, 1997 loss of $213,000. Net income per common share was $.14 compared to per share loss of $.35 in 1997. Return on average assets was .33% and the return on average equity was 2.85% for the six month period ended June 30, 1998.

        Operating results in 1998 reflected higher net interest income and noninterest income. Net interest income of $1.1 million for the six months ended June 30, 1998 was up 80% over the 1997 period. Loans increased 244% and deposits increased 70%. The 1998 provision for possible loan losses was $127,000. Noninterest income increased $218,000, or 162%, with loan fees, other fees and service charges, net gain on sale and maturity of securities and net rental income contributing most of the increase over the six months ended June 30, 1997. Noninterest expense was $1.1 million for the 1998 period, an increase of 20% over the 1997 period, primarily resulting from increased salaries and benefits. Expenses also increased due to the opening an additional location.

        NET INTEREST INCOME AND MARGIN

        Net interest income increased $492,000 or 80% for the six months ended June 30, 1998 to $1.1 million compared to $614,000 in the first six months of 1997. Average loans outstanding increased $35.1 million or 244% over average loans at June 30, 1997.

        Average deposits increased by 70% or $3.2 million to $78.9 million in 1998 compared to $46.4 million in the first six months of 1997. The rate paid on average interest-bearing liabilities increased 20 basis points during the six months ended June 30, 1998 to 5.20%.

        PROVISION FOR LOAN LOSSES

        During the six months ended June 30, 1998, the provision for possible loan losses was $127,000. There were $300 in charge-offs during the six months ended June 30, 1998 and $0 for the six months ended June 30, 1997. The allowance for possible loan losses represented .7% of total loans, net of mortgage loans held-for-sale, at June 30, 1998, compared to .7% at June 30, 1997. A mortgage loan of $246,000 was made on the sale of real estate owned.

        PROVISION FOR INCOME TAXES

        The provision for income taxes consists of provisions for federal income taxes. For the six months ended June 30, 1998, the provision was $68,000, an increase of $125,000 from 1997, primarily due to the increase in income before income taxes.

        NONINTEREST INCOME

        The Company's noninterest income was $353,000 during the six months ended June 30, 1998, an increase of $218,000 or 162% over the comparable 1997 period. The increase was attributable to increases in loan fees, other fees and service charges, net gain on sale and maturity of securities, insurance commission income, and net rental income of $91,000, $51,000, $27,000, $1,000 and $46,000, respectively.

        NONINTEREST EXPENSE

        Noninterest expense totaled $1.1 million for the period ending June 30, 1998, an increase of $186,000. Salaries and wages of $483,000 accounted for 44% of the total compared to $398,000 or 43% for the first six months of 1997.


        FOR THE THREE MONTHS 1998 COMPARED TO THREE MONTHS 1997

        EARNINGS REVIEW

        Total net income of the Company for the second three months of 1998 was $117,000, an increase of $138,000 over the three months ended June 30, 1997 loss of $21,000. Net income per common share was $.10 compared to per share loss of $.03 in 1997. Return on average assets was .47% and the return on average equity was 4.23% for the three month period ended June 30, 1998.

        Operating results in 1998 reflected higher net interest income and noninterest income. Net interest income of $594 million for the three months ended June 30, 1998 was up 71% over the 1997 period. Loans increased 232% and deposits increased 53%. The 1998 provision for possible loan losses was $78,000. Noninterest income increased $83,000, or 92%, with loan fees, other fees and service charges, net gain on sale and maturity of securities and net rental income contributing most of the increase over the three months ended June 30, 1997. Noninterest expense was $540,000 for the 1998 period, an increase of 26% over the 1997 period, primarily resulting from increased salaries and benefits. Expenses also increased due to the opening an additional location.

        NET INTEREST INCOME AND MARGIN

        Net interest income increased $247,000 or 71% for the three months ended June 30, 1998 to $594,000 compared to $347,000 in the second three months of 1997. Average loans outstanding increased $35.8 million or 232% over average loans at June 30, 1997.

        Average deposits increased by 53% or $29.1 million to $83.5 million in 1998, compared to $54.4 million in the second three months of 1997. The rate paid on average interest-bearing liabilities decreased 9 basis points during the three months ended June 30, 1998 to 5.20%.

        PROVISION FOR LOAN LOSSES

        During the three months ended June 30, 1998, the provision for possible loan losses was $78,000. There were $300 in net charge-offs during the three months ended June 30, 1998 and $0 for the three months ended June 30, 1997. The allowance for possible loan losses represented .7% of total loans, net of mortgage loans held-for-sale, at June 30, 1998, compared to .7% at June 30, 1997. A mortgage loan of $246,000 was made on the sale of real estate owned.

        PROVISION FOR INCOME TAXES

        The provision for income taxes consists of provisions for federal income taxes. For the three months ended June 30, 1998, the provision was $33,000, an increase of $63,000 from 1997, primarily due to the increase in income before income taxes.

        NONINTEREST INCOME

        The Company's noninterest income was $174,000 during the three months ended June 30, 1998, an increase of $83,000 or 92% over the comparable 1997 period. The increase was attributable to increases in loan fees, other fees and service charges, net gain on sale and maturity of securities, and net rental income of $42,000, $20,000, $8,000, and $17,000, respectively.

        NONINTEREST EXPENSE

        Noninterest expense totaled $540,000 for the period ending June 30, 1998, an increase of $113,000. Salaries and wages of $235,000 accounted for 44% of the total compared to $216,000 or 51% for the second three months of 1997.

                              BALANCE SHEET REVIEW

        The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are examined below.

        INVESTMENT SECURITIES

        Investment securities totaled $18.6 million at June 30, 1998. The majority of the holdings are backed by U. S. Government or Federal Agency guarantees limiting the credit risk associated with these securities. At June 30, 1998, approximately $17.1 million of investment securities were held as available-for-sale compared to $14.6 million at June 30, 1997. This $2.5 million increase was offset by a $9 million decrease in investments held-to-maturity.

        LOANS

        Loans outstanding totaled $68.4 million at June 30, 1998. This represented an increase of 216% from the June 30, 1997 outstanding loans of $31.7 million.

        Consumer loans increased to $6.6 million at June 30, 1998, a increase of 206% from $3.2 million at June 30, 1997. Real estate construction lending totaled $9.5 and $18.6 million at June 30, 1997 and 1998, respectively. Commercial loans of $18.4 million at June 30, 1998 increased 255% from $5.2 million at June 30, 1997. During the first six months of 1998, commercial loans serviced increased to $1.5 million from $945,000 at June 30, 1997.

        NON-PERFORMING ASSETS

        There were no non-performing assets or nonaccrual loans at June 30, 1998 and June 30, 1997. The allowance for possible loan losses was $483,000 and $228,000 at June 30, 1998 and 1997, respectively. Management believes the allowance for possible loan losses is adequate to provide for potential loan losses.

        DEPOSITS

        Total deposits at June 30, 1998 of $85.7 million, represented an increase of $27 million or a 146% increase from $58.7 million at June 30, 1997. Non-interest bearing demand deposits totaled $4.3 million at June 30,1998, an increase of $452,000 from June 30, 1997. Interest bearing demand and money market deposits increased $4.6 million to $13.2 million at June 30, 1998. Savings deposits increased $1 million to $4.3 million at June 30, 1998. Time deposits of $63.8 million were increased $18.5 million from $45.3 million at June 30, 1997.

        CAPITAL

        Equity capital at June 30, 1998 was $11.1 million, an increase of $4.3 million from $6.8 million at June 30, 1997. The Savings Bank is currently prohibited from paying dividends to the Company as required by banking regulations.

        At June 30, 1998, all capital ratios were in excess of the regulatory minimums, with the Company's Tier 1, total risk-based and leverage ratio of 17.78%, 18.95% and 11.02%, respectively.

        LIQUIDITY

        The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity which the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines totaling $3 million at June 30, 1998.

                          PART II -- OTHER INFORMATION



ITEM 1.
LEGAL PROCEEDINGS

None.

ITEM 2.
CHANGES IN SECURITIES

None

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting on April 7, 1998, the shareholders elected four of its current directors to continue in office for a three-year term or until their successors are duly elected and qualified. On April 7, 1998, shareholders of State of Franklin Savings Bank (the "Bank") approved a Plan of Exchange ("Plan") pursuant to which State of Franklin Bancshares, Inc. (the "Company") acquired all of the outstanding stock of the Bank as a result of the exchange of shares between the shareholders of the Bank and the Company. After the share exchange, the Bank survived as a wholly-owned subsidiary of the Company and continues its operations as State of Franklin Savings Bank. Under the terms of the Plan, each one of the existing outstanding shares of the Bank's common stock was exchanged for one of the Company's common shares so that each existing shareholder of the Bank became a shareholder of the Company, owning the same number and percentage of shares in the Company as the Bank. The shares of the Company issued in connection with the transaction were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration set forth in Section 3(a)(12) of the Act.


ITEM 5.
OTHER INFORMATION

None

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27 -- Financial Data Schedule (For SEC Use Only)

(b) The Company filed Form 8-K (12g-3) on July 23, 1998 as notice that it is the successor issuer to the Bank and thereby subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder, and in accordance therewith will file reports and other information with the Securities and Exchange Commission.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STATE OF FRANKLIN BANCSHARES, INC.
                                   (Registrant)

 Date: August 11, 1998             /s/Randal R. Greene, President
                                   (principal executive officer)


 Date: August 11, 1998             /s/Charles E. Allen, Jr., Chief Financial
                                   Officer (principal financial and accounting
                                   officer)