Form 10QSB
period 1998-09-30
STATE OF FRANKLIN BANCSHARES INC
filed 1998-11-16
CIK 1066626

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1998

[ ]          TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to
                                        --------------------    ---------------

Commission file number 000-24675

                      STATE OF FRANKLIN BANCHSHARES, INC.
       (Exact name of small business issuer as specified in its charter)

           TENNESSEE                                           62-1607709
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,128,495 SHARES OF COMMON STOCK AS OF SEPTEMBER 30, 1998.

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       STATE OF FRANKLIN BANCSHARES, INC.
                            JOHNSON CITY, TENNESSEE
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                     ASSETS

                                                             December 31,    September 30,
                                                                 1997             1998
                                                             ------------    -------------

Cash and Cash Equivalents                                     12,415,800       14,294,159
Investments - Held-To-Maturity
  (Estimated Market 1997 - $10,023,214)
  (Estimated Market 1998 - $1,000,081)                        10,000,000          998,179
Investments - Available-for-Sale                               6,462,901       17,547,201
Loans Receivable, Net                                         50,374,093       78,654,995
Accrued Interest Receivable, Net                                 400,760          768,832
Land, Buildings and Equipment at Cost Less
  Accumulated Depreciation of $146,286 in 1997
  and $216,276 in 1998                                         3,568,281        4,125,658
Prepaid Expense and Accounts Receivable                           80,110           47,954
Investment in Service Bureau at Cost                              15,000           15,000
Deferred Tax Assets                                               55,445               --
Federal Home Loan Bank Stock                                          --          463,100
                                                              ----------      -----------

Total Assets                                                  83,372,390      116,915,078
                                                              ==========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Deposits                                                      72,243,884       95,538,290
Advances by Borrowers for Taxes and Insurance                     59,911          192,102
Accrued Interest                                                  43,469          102,805
Accounts Payable and Accrued Expenses                            122,025          151,304
Federal Home Loan Bank Advances                                       --        9,000,000
Notes Payable                                                         --          700,000
Deferred Gain on REO                                                  --           21,448
Deferred Tax Liability                                                --            4,060
                                                              ----------      -----------

Total Liabilities                                             72,469,289      105,710,009
                                                              ----------      -----------

Stockholders' Equity:

Common Stock, $1.00 Par Value,
  10,000,000 Shares Authorized;
    1,116,516 Shares Outstanding at December 31, 1997
    and 1,128,495 Shares Outstanding
    at September 30, 1998                                      1,116,516        1,128,495

Paid-In Capital                                               10,154,900       10,887,790
Accumulated Other Comprehensive Income                            25,382           60,170

Retained Earnings                                               (393,697)        (171,386)
Less: Employee Stock Ownership Plan                                   --         (700,000)
                                                              ----------      -----------

Total Stockholders' Equity                                    10,903,101       11,205,069
                                                              ----------      -----------

Total Liabilities and Stockholders' Equity                    83,372,390      116,915,078
                                                              ==========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                            JOHNSON CITY, TENNESSEE
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED


                                                               For the Three Months              For the Nine Months
                                                                      Ended                              Ended
                                                                   September 30,                     September 30,
                                                               1997             1998             1997             1998
                                                            ---------        ---------        ---------        ----------
Interest Income
         Interest on Loans                                    793,342        1,571,074        1,805,539        4,091,486
         Interest on Cash Equivalents and Investments         508,151          523,739        1,487,722        1,384,578
                                                            ---------        ---------        ---------        ---------

                  Total Interest Income                     1,301,493        2,094,813        3,293,261        5,476,064
                                                            ---------        ---------        ---------        ---------
Interest Expense
         Interest on Deposits                                 793,912        1,187,979        2,096,493        3,256,088
         Other Interest                                            --          123,028              786          165,046
                                                            ---------        ---------        ---------        ---------
                  Total Interest Expense                      793,912        1,311,007        2,097,279        3,421,134
                                                            ---------        ---------        ---------        ---------
Net Interest Income Before
  Provision for Loan Losses                                   507,581          783,806        1,195,982        2,054,930
Provision for Loan Losses                                     (61,416)         (85,655)        (158,766)        (213,034)
                                                            ---------        ---------        ---------        ---------
                  Net Interest Income
                    After Provision for Loan Losses           446,165          698,151        1,037,216        1,841,896
                                                            ---------        ---------        ---------        ---------

Other Income
         Other Fees and Service Charges                        22,858           43,005           51,596          122,965
         Net Gain on Sale and Maturity of Securities           32,822               --           44,099           38,769
         Insurance Commission Income                            9,400            8,472           26,577           26,769
         Rental Income, Net                                     5,279           25,828            5,279           71,633
         Other                                                  2,669            2,440            6,144            7,747
                                                            ---------        ---------        ---------        ---------
                  Total Other Income                           73,028           79,745          133,695          267,883
                                                            ---------        ---------        ---------        ---------

Other Expenses
         Compensation and Related Benefits                    191,399          317,109          589,313          799,617
         Occupancy Expenses                                    42,880           59,543          117,037          170,704
         Furniture and Equipment Expenses                      15,779           47,041           51,048          134,353
         Advertising                                           23,882           25,844          106,843           78,978
         Data Processing Expense                               34,632           56,122           92,443          154,105
         Other                                                 89,268          154,990          362,742          430,142
                                                            ---------        ---------        ---------        ---------

                  Total Other Expenses                        397,840          660,649        1,319,426        1,767,899
                                                            ---------        ---------        ---------        ---------

Income (Loss) Before Income Tax Benefit                       121,353          117,247         (148,515)         341,880

Provision for Income Taxes                                    (10,330)         (51,817)          46,900         (119,569)
                                                            ---------        ---------        ---------        ---------

Net Income (Loss)                                             111,023           65,430         (101,615)         222,311

Other Comprehensive Income
         Net Unrealized Gains on Securities
           Available-For-Sale, Net of Income Taxes of
                    $11,167, $36,783, $18,611
                    and $30,997, Respectively                  63,278           71,402          105,461           60,170
                                                            ---------        ---------        ---------        ---------

Comprehensive Income                                          174,301          136,832            3,846          282,481
                                                            =========        =========        =========        =========
Basic and Diluted Earnings (Loss) Per Share                      0.15             0.06            (0.13)            0.20
                                                            =========        =========        =========        =========
Basic Weighted Average
 Common Shares Outstanding                                    757,253        1,122,506          757,253        1,122,506
                                                            =========        =========        =========        =========


 The accompanying notes are an integral part of these consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                            JOHNSON CITY, TENNESSEE
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                Nine Months Ended September 30,
                                                                                    1997               1998
                                                                                ----------         ------------

Cash Flows from Operating Activities
         Net Income (Loss)                                                        (101,615)            222,311
         Items Not Affecting Cash and Cash Equivalents:
                  Depreciation                                                      57,820             144,846
                  (Increase) in Accrued Interest                                  (480,447)           (368,072)
                  Deferred Income Taxes (Benefit)                                  (46,900)             41,584
                  Provisions for Loan Losses, Net                                  158,255             212,757
                  Decrease in Prepaid Expenses
                    and Accounts Receivable                                          7,359              32,156
                  Increase in Interest Payable                                      18,600              59,336
                  Increase (Decrease) in Accounts Payable
                    and Accrued Expenses                                          (134,175)             29,279
                  Increase in Deferred Loan Fees, Net                               26,092              15,489
                  (Gain) on Sale of Investments                                    (44,099)            (38,770)
                  Discount Accretion                                               (19,735)             (1,951)
                  Increase in Deferred Gain on Sale of REO                              --              21,448
                  FHLB Stock Dividends                                                  --              (8,300)
                                                                               -----------          ----------
                        Net Cash Provided (Used) by Operating Activities          (558,845)            362,113
                                                                               -----------          ----------

Cash Flows from Investing Activities
         Purchase of Investments                                               (14,293,458)        (19,855,339)
         Proceeds from Maturities of Held-to-Maturity Investments                1,049,046          11,606,525
         Proceeds from Sale of Investments                                       4,445,391           6,259,765
         Net Increase in Loans Receivable                                      (23,828,412)        (28,509,148)
         Purchases of Premises and Equipment                                    (1,801,224)           (702,223)
         Purchase of Federal Home Loan Bank Stock                                       --            (454,800)
                                                                               -----------          ----------
                           Net Cash (Used) by Investing Activities             (34,428,657)        (31,655,220)
                                                                               -----------          ----------
Cash Flows from Financing Activities
         Net Increase in Deposits                                               31,339,355          23,294,406
         Net Increase in Advances by Borrowers for Taxes and Insurance             122,482             132,191
         Issuance of Common Stock, Net                                           3,113,097              55,276
         Organization Costs                                                             --             (10,407)
         Proceeds from FHLB Advance                                                     --           9,000,000
         Proceeds from Loan                                                             --             700,000
                                                                               -----------          ----------
                  Net Cash Provided by Financing Activities                     34,574,934          33,171,466
                                                                               -----------          ----------
                     Net Increase (Decrease) in Cash and Cash Equivalents         (412,568)          1,878,359
Cash and Cash Equivalents at Beginning of Period                                 6,888,983          12,415,800
                                                                               -----------          ----------
                  Cash and Cash Equivalents at End of Period                     6,476,415          14,294,159
                                                                               ===========          ==========

Supplemental Schedule of Noncash Investing and Financing Activities:

Unrealized Gain on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                    105,461              60,170
                                                                               ===========          ==========
REO Sold in Exchange for Loan Receivable                                                --             245,681
                                                                               ===========          ==========

Supplemental Disclosures of Cash Flow Information:

         Cash Paid During the Period for:
                  Income Taxes                                                          --                  --
                                                                               ===========          ==========
                  Interest                                                       2,078,679           3,361,797
                                                                               ===========          ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                            JOHNSON CITY, TENNESSEE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 1998




NOTE 1     STATE OF FRANKLIN BANCSHARES, INC.

           State of Franklin Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of State of Franklin Savings Bank (the "Savings Bank"). The stockholders of the Savings Bank exchanged their shares for the shares of the Company, whereby the Savings Bank became the Company's wholly owned subsidiary. The consolidated financial statements included herein are for the Company, the Savings Bank, and the Savings Bank's wholly owned subsidiary, John Sevier Title Services, Inc. (the "Title Company").

           NOTE 2   BASIS OF PREPARATION

           The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the nine months ended September 30, 1998, is not necessarily indicative of the results which may be expected for the entire year.

           These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Savings Bank for the year ended December 31, 1997.

           NOTE 3 OTHER NONINTEREST EXPENSE

           Other noninterest expense amounts are summarized as follows for the periods ended September 30, 1997 and 1998:

                                                                                     1997             1998
                                                                                 --------         --------
           Other Noninterest Expense:
                  Seminars and Education Expenses                                  19,249           27,575
                  Insurance Expense                                                22,681           24,066
                  Professional Expenses and Supervisory Examinations               65,555           75,730
                  Office Supplies and Postage                                     108,748          112,295
                  Telephone                                                        31,911           58,884
                  Other                                                           114,598          131,592
                                                                                 --------         --------

                                                                                  362,742         430,142
                                                                                 ========         =======

                       STATE OF FRANKLIN BANCSHARES, INC.
                            JOHNSON CITY, TENNESSEE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 1998


NOTE 4   LOANS RECEIVABLE

Loans receivable at December 31, 1997 and September 30, 1998, consist of the following:


                                                             1997              1998
                                                       ----------        ----------

First Mortgage Loans                                   24,984,570        35,082,110
Construction Loans                                     11,859,068        20,110,751
Consumer Loans                                          4,764,911         7,294,514
Participation Loans, Net                                  873,264           873,162
Commercial Loans                                       12,256,079        23,145,341
Savings Account Loans                                     193,130           433,381
Credit Line Advances                                      239,115           460,245
                                                      -----------       -----------

         Gross Loans Receivable                        55,170,137        87,399,504
                                                      -----------       -----------

Less:
         Undisbursed Portion of Loans in Process       (4,387,881)       (8,108,100)
         Net Deferred Loan Origination Fees               (52,689)          (68,178)
         Accumulated General Loan Loss Reserves          (355,474)         (568,231)
                                                      -----------       -----------

                                                       (4,796,044)       (8,744,509)
                                                      -----------       -----------
Loans Receivable as Determined in Accordance
  with Generally Accepted Accounting Principles        50,374,093        78,654,995
                                                      ===========       ===========

         An analysis of the allowance for loan losses is as follows:


                                                             1997              1998
                                                      -----------       -----------

Balance - Beginning of Period                             130,715           355,474
Provision for Losses                                      226,095           213,034
Net Charge-Offs                                            (1,336)             (277)
                                                      -----------       -----------

Balance - End of Period                                   355,474           568,231
                                                      ===========       ===========



NOTE 5   ORGANIZATION EXPENSE

                  Miscellaneous organization expenses of the Company totaling $10,407 were netted against paid-in capital for the nine month period ended September 30, 1998. Previous organization expenses of $259,585 were netted against paid-in capital.

                       STATE OF FRANKLIN BANCSHARES, INC.
                            JOHNSON CITY, TENNESSEE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 1998


NOTE6         COMPREHENSIVE INCOME

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



         NOTE 8     EARNINGS PER SHARE

         Basic earnings per share amounts are based on the average number of shares outstanding through the period. Basic and dilutive earnings per share amounts are equal for the nine month and three month periods ended September 30, 1997 and 1998, respectively. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.

                       STATE OF FRANKLIN BANCSHARES, INC.
                            JOHNSON CITY, TENNESSEE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 1998

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


NOTE 10  STOCKHOLDERS' EQUITY

         A private placement offering was conducted in 1997 with 501,280 shares of subscribed common stock sold for $11.00 per share. The offering began April 7, 1997 and expired on September 30, 1997. Net proceeds received from the offering were $3,113,097 for the six months ended September 30, 1997.

         The Company was incorporated under Tennessee law in May 1998 to acquire and hold all of the outstanding stock of the Savings Bank. The Company issued 1,116,516 shares of $1.00 par value common stock which it exchanged for 1,116,516 shares of outstanding Savings Bank stock.

NOTE 11  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (ESOP)


         The Employee Stock Ownership Plan and Trust (ESOP) was established and funded for 1997 although it was not leveraged until September 1998. A contribution of $57,600 was contributed to the plan for 1997. At February 28, 1998, 5,236 shares were issued to the plan for the 1997 contribution. The Savings Bank stock was exchanged for Company stock as discussed in Notes 1 and 10. The ESOP borrowed $700,000 from the Company and used the funds to purchase 63,636 shares of common stock of the Company. At September 30, 1998, the ESOP had 68,872 shares of which approximately 11,979 shares were considered committed to be released and 56,893 shares were unallocated. The stock will

                       STATE OF FRANKLIN BANCSHARES, INC.
                            JOHNSON CITY, TENNESSEE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 1998

be allocated to employees based on their salaries. All employees who work over 1,000 hours are immediately eligible for the plan. Employees will be fully vested after six years of service. This plan has a 401k feature that began in 1998, which allows employees to defer up to 6% of their salary and is matched by the Savings Bank up to the maximum allowed amount. For the nine months ended September 30, 1998, compensation related to the ESOP of approximately $62,500 was expensed.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include State of Franklin Bancshares, Inc. and/or State of Franklin Savings Bank.

FOR THE NINE MONTHS 1998 COMPARED TO NINE MONTHS 1997

EARNINGS REVIEW

Total net income of the Company for the first nine months of 1998 was $222,311, an increase of $323,926 over the nine months ended September 30, 1997 loss of $101,615. Net income per common share was $0.20 compared to per share loss of $0.13 in 1997. Return on average assets was .3% and the return on average equity was 2.68% for the nine month period ended September 30, 1998.

Operating results in 1998 reflected higher net interest income and noninterest income. Net interest income of $2.1 million for the nine months ended September 30, 1998 was up 72% over the 1997 period. Loans increased 124% and deposits increased 68%. The 1998 provision for possible loan losses was $213,000. Noninterest income increased $134,000, or 100%, with other fees and service charges and net rental income responsible for most of the increase over the nine months ended September 30, 1997. Noninterest expense was $1.8 million for the 1998 period, an increase of 34% over the 1997 period, primarily resulting from increased salaries and benefits. Expenses also increased due to opening an additional location.

NET INTEREST INCOME AND MARGIN

Net interest income increased $859,000 or 72% for the nine months ended September 30, 1998 to $2.1 million compared to $1.2 million in the first nine months of 1997. Average loans outstanding increased $36 million or 124% over average loans at September 30, 1997.

Average deposits increased by 68% or $34 million to $83.9 million in 1998 compared to $49.9 million in the first nine months of 1997. The rate paid on average interest-bearing liabilities increased 4 basis points during the nine months ended September 30, 1998 to 5.04%.

PROVISION FOR LOAN LOSSES

During the nine months ended September 30, 1998, the provision for possible loan losses was $213,000. There were $300 in charge-offs during the nine months ended September 30, 1998 and $511 for the nine months ended September 30, 1997. The allowance for possible loan losses represented .7% of total loans, net of mortgage loans held-for-sale, at September 30, 1998, compared to .7% at September 30, 1997. A mortgage loan of $246,000 was made on the sale of real estate owned.

PROVISION FOR INCOME TAXES

For the nine months ended September 30, 1998, the provision for federal income taxes was $119,569, an increase of $166,469 from 1997, primarily due to the increase in income before income taxes.


NONINTEREST INCOME

The Company's noninterest income was $268,000 during the nine months ended September 30, 1998, an increase of $134,000 or 100% over the comparable 1997 period. The increase was attributable to increases in other fees and service charges, net rental income and other income of $71,000, $66,000 and $2,000, respectively, which were offset by decreases in net gain on sale and maturity of securities of $5,000.

NONINTEREST EXPENSE

Noninterest expense totaled $1.8 million for the period ending September 30, 1998, an increase of $448,000. Salaries and wages of $800,000 accounted for 45% of the total compared to $600,000 or 45% for the first nine months of 1997.


FOR THE THREE MONTHS 1998 COMPARED TO THREE MONTHS 1997

EARNINGS REVIEW

Total net income of the Company for the third three months of 1998 was $65,000, a decrease of $46,000 over the three months ended September 30, 1997 income of $111,000. Net income per common share was $0.06 compared to $0.15 in 1997. Return on average assets was .23% and the return on average equity was 2.35% for the three month period ended September 30, 1998.

Operating results in 1998 reflected higher net interest income and noninterest income. Net interest income of $784,000 for the three months ended September 30, 1998 was up 54% over the 1997 period. Loans increased 103% and deposits increased 46%. The 1998 provision for possible loan losses was $86,000. Noninterest income increased $7,000, or 9%, with other fees and service charges and net rental income responsible for most of the increase over the three months ended September 30, 1997. Noninterest expense was $661,000 for the 1998 period, an increase of 66% over the 1997 period, primarily resulting from increased salaries and benefits. Expenses also increased due to opening an additional location.

NET INTEREST INCOME AND MARGIN

Net interest income increased $276,000 or 54% for the three months ended September 30, 1998 to $784,000 compared to $508,000 in the third three months of 1997. Average loans outstanding increased $38 million or 103% over average loans at September 30, 1997.

Average deposits increased by 46% or $28.5 million to $90.6 million in 1998 compared to $62.1 million in the third three months of 1997. The rate paid on average interest-bearing liabilities decreased 16 basis points during the three months ended September 30, 1998 to 5.04%.

PROVISION FOR LOAN LOSSES

During the three months ended September 30, 1998, the provision for possible loan losses was $86,000. There were no net charge-offs during the three months ended September 30, 1998 and $512 for the three months ended September 30, 1997. The allowance for possible loan losses represented .7% of total loans, net of mortgage loans held-for-sale, at September 30, 1998, compared to .7% at September 30, 1997.

PROVISION FOR INCOME TAXES

For the three months ended September 30, 1998, the provision for federal income taxes was $52,000, an increase of $41,000 from 1997, primarily due to an increased effective tax rate in 1998 and the use of the NOL carryforward.

NONINTEREST INCOME

The Company's noninterest income was $80,000 during the three months ended September 30, 1998, an increase of $7,000 or 9% over the comparable 1997 period. The increase was attributable to increases in other fees and service charges and in net rental income of $20,000 and $21,000, respectively, which were offset by decreases in net gain on sale and maturity of securities and insurance commission income of $33,000 and $1,000, respectively.

NONINTEREST EXPENSE

Noninterest expense totaled $661,000 for the period ending September 30, 1998, an increase of $263,000. Salaries and wages of $317,000 accounted for 48% of the total compared to $191,000 or 48% for the third three months of 1997.

                              BALANCE SHEET REVIEW

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are examined below.

INVESTMENT SECURITIES

Investment securities totaled $19 million at September 30, 1998. The majority of the holdings are backed by U. S. Government or Federal Agency guarantees limiting the credit risk associated with these securities. At September 30, 1998, approximately $17.5 million of investment securities were held as available-for-sale compared to $13.2 million at September 30, 1997. This $4.3 million increase was offset by a $9 million decrease in investments held-to-maturity.

LOANS

Loans outstanding totaled $79.3 million at September 30, 1998. This represented an increase of 94% from the September 30, 1997 outstanding loans of $40.9 million.

Consumer loans increased to $7.3 million at September 30, 1998, an increase of 76% from $4.2 million at September 30, 1997. Real estate construction lending totaled $12.2 million and $20.1 million at September 30, 1997 and 1998, respectively. Commercial loans of $23.1 million at September 30, 1998 increased 192% from $7.9 million at September 30, 1997. During the first nine months of 1998, commercial loans serviced decreased to $873,000 from $918,000 at September 30, 1997.

NON-PERFORMING ASSETS

There were no non-performing assets or nonaccrual loans at September 30, 1998 and September 30, 1997. The allowance for possible loan losses was $568,000 and $289,000 at September 30, 1998 and 1997, respectively. Management believes the allowance for possible loan losses is adequate to provide for potential loan losses.

DEPOSITS

Total deposits at September 30, 1998 of $95.6 million, represented an increase of $30 million or a 46% increase from $65.6 million at September 30, 1997. Non-interest bearing demand deposits totaled $6.1 million at September 30, 1998, a decrease of $500,000 from September 30, 1997. Interest bearing demand and money market deposits increased $8 million to $15.8 million at September 30, 1998. Savings deposits increased $2.2 million to $5.2 million at September 30, 1998. Time deposits of $68.4 million were increased $20.3 million from $48.1 million at September 30, 1997.

CAPITAL

Equity capital at September 30, 1998 was $11.2 million, an increase of $2.9 million from $8.3 million at September 30, 1997. A $5,000 dividend was paid by the Savings Bank to the Company in connection with the reorganization. This special one time dividend was approved by the Commissioner of the Tennessee Department of Financial Institutions.

At September 30, 1998, all capital ratios were in excess of the regulatory minimums, with the Company's Tier 1, total risk-based and leverage ratio of 16.89%, 15.64% and 9.36%, respectively.

LIQUIDITY

The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity which the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit totaling $3 million at September 30, 1998.

                          PART II -- OTHER INFORMATION


ITEM 1.
LEGAL PROCEEDINGS

None.

ITEM 2.
CHANGES IN SECURITIES

None

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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


                                                     STATE OF FRANKLIN BANCSHARES, INC.
                                                     (Registrant)

Date: November 13, 1998                              /s/Randal R. Greene
                                                     ------------------------------------------------------
                                                     Randal R. Greene, President and Chief Executive
                                                     Officer (principal executive officer)


Date: November 13, 1998                              /s/ Charles E. Allen, Jr.,
                                                     ------------------------------------------------------
                                                     Charles E. Allen, Jr., Chairman of the Board and Chief
                                                     Financial Officer  (principal financial and accounting
                                                     officer