Form 10KSB40
period 1998-12-31
STATE OF FRANKLIN BANCSHARES INC
filed 1999-03-23
CIK 1066626

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-24675

                       STATE OF FRANKLIN BANCSHARES, INC.
                 (Name of small business issuer in its charter)


          TENNESSEE                                  62-1607709
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                             1907 NORTH ROAN STREET
                          JOHNSON CITY, TENNESSEE 37604
              (Address of principal executive offices and Zip Code)

                    Issuer's telephone number (423) 926-3300

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         THE REGISTRANT'S REVENUES FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998 WERE $7,987,923.

         THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 15, 1999 IS APPROXIMATELY
$8.7 MILLION. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. OUTSTANDING AT MARCH 15, 1999, COMMON STOCK, $1.00 PAR VALUE, 1,190,363.

                    Documents Incorporated by Reference: NONE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

         State of Franklin Bancshares, Inc. (the "Company") is a registered bank holding company organized under the laws of Tennessee. Effective May 15, 1998, the Company exchanged its shares of common stock with holders of the shares of common stock of State of Franklin Savings Bank (the "Savings Bank"). As a result, the Savings Bank became the wholly owned subsidiary of the Company. The Company, with consolidated total assets of approximately $118 million at December 31, 1998, is headquartered in Johnson City, Tennessee and conducts its operations through its subsidiary, the Savings Bank. The Company believes it can present an alternative to recent mergers of large financial institutions by offering local ownership, local decision making and other personalized service characteristics of local, community-based financial institutions. State of Franklin Leasing Corporation is a wholly owned subsidiary of the Company conducting the business of lease financing. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

THE SAVINGS BANK

         The Savings Bank was incorporated under the laws of the State of Tennessee and commenced business on February 26, 1996, as a Tennessee-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund ("BIF"). The Savings Bank is regulated by the Tennessee Department of Financial Institutions (the "Department") and the FDIC. The Savings Bank operates a main office and two branches in Johnson City, Washington County, Tennessee, and one branch in Kingsport, Sullivan County, Tennessee. The Savings Bank owns John Sevier Title Services Inc., a Tennessee-chartered and regulated title insurance company.

SERVICES

         The Company provides a wide range of personal and corporate banking services. Its principal business is to accept demand and savings deposits from the general public and to invest such funds in residential mortgage loans and, to a lesser extent, in commercial and consumer loans in the Company's market area. The Company seeks savings deposits and transaction accounts from households and businesses by offering a full range of savings accounts, retirement and professional accounts, checking accounts and time certificates. The Company offers 24-hour automated teller machines and other financial services.

MARKETS

                  The Company competes with other commercial banks, savings and loan associations, credit unions and finance companies operating in Washington and Sullivan counties and elsewhere in the Tri-Cities region. The Company is subject to substantial competition in all aspects of its business. Intense competition for loans and deposits comes from other financial institutions in the market area. In certain aspects of its business, the Company also competes with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses and other financial institutions, some of which are not subject to the same degree of regulation and restriction as the Company and some of which have financial resources greater than those of the Company. The future success of the Company will depend primarily upon the difference between the cost of its borrowing (primarily interest paid on deposits) and income from operations (primarily interest or fees earned on loans, sales of loans and investments). The Company competes for funds with other institutions, which, in most cases, are significantly larger and are able to provide a greater variety of services than the Company and thus may obtain deposits at lower rates of interest. Customers of the Company are primarily individuals and households and small-to-medium sized businesses, as well as physicians and other professionals.

NET INTEREST INCOME

         The following table sets forth weighted average yields earned by the Company on its earning assets and the weighted average rates paid on its average deposits and other interest-bearing liabilities for the years indicated, and certain other information:

                                                               1998                              1997
                                             --------------------------------------- -------------------------------
(Fully taxable equivalent)                                    Interest       Average           Interest      Average
(Dollars in thousands)                         Average         Income/       Yields/   Average    Income/      Yields/
                                                Balance        Expense        Rate     Balance    Expense        Rate
                                                -------        -------        ----     -------    -------        ----
ASSETS:

Interest-earning assets:

Loans net of unearned income................    $ 68,732        $5,757      8.4%        $33,907    $ 2,729          8.0%
U.S. Treasury and other U.S. government
  agencies..................................      13,946           978      7.0%         14,892      1,569         10.5%
Other earning assets .......................       3,206           195      6.1%            481         51         10.6%
Federal funds sold..........................       8,258           453      5.5%          7,659        257          3.4%
                                                --------        ------                  -------     ------
    Total interest-earning assets/
      interest income.......................      94,142         7,383      7.8%         56,939      4,606          8.1%
                                                --------        ------                  -------     ------
Cash and due from banks.....................       2,414                                  1,993
Other assets................................       4,641                                  3,002
Allowance for loan losses...................        (493)                                  (243)
                                                --------                                -------
    Total...................................    $100,704                                $61,691
                                                ========                                =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing liabilities:

Demand deposits.............................    $ 13,529        $  546      4.0%        $ 6,231     $  273          4.4%
Savings.....................................       4,699           192      4.1%          2,157        117          5.4%
Individual retirement accounts..............       4,336           269      6.2%          2,490        161          6.5%
Time certificates...........................      55,398         3,451      6.2%         37,653      2,425          6.4%
Note payable................................       4,844           304      6.3%             --         --            --
                                                --------        ------                  -------     ------
    Total interest-bearing liabilities/
      interest expense......................      82,806         4,762      5.8%         48,531      2,976          6.1%
                                                --------        ------                  -------     ------
Non-interest bearing demand deposits........       6,343                                  4,700
Other liabilities...........................         319                                    284
Stockholders' equity........................      11,236                                  8,176
                                                --------                                -------
    Total...................................    $100,704                                $61,691
                                                ========                                =======
Net interest earnings.......................                    $2,621                              $1,630
                                                                ======                              ======
Net interest on interest-earning assets.....                                2.8%                                    2.9%

Return on average assets....................                               0.49%                                   0.09%
Return on average equity....................                               4.42%                                   0.70%
Cash dividends declared.....................                                  --                                      --
Dividend payout ratio.......................                                  --                                      --

         The following table presents a summary of changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:

                                                                   December 31, 1998                     December 31, 1997
                                                                         versus                                versus
                                                                    December 31, 1997                     December 31, 1996
                                                                   Increase (Decrease)                   Increase (Decrease)
                                                                    Change Due to: (1)                   Change Due to: (1)
                                                              ---------------------------------      -----------------------------
(Dollars in Thousands)                                        Volume        Rate        Total        Volume     Rate        Total
                                                              -------      -------      -------      ------     -----      -------
Increase (decrease) in(2):
Loans, net of unearned income ...........................     $ 2,892      $   136      $ 3,028      $2,048     $ 111      $ 2,159
U.S. Treasury and other U.S. government agency securities         (70)        (521)        (591)        863       574        1,437
Other earning assets ....................................         166          (22)         144          10         5           15
Federal funds sold ......................................          35          161          196         167      (196)         (29)
                                                              -------      -------      -------      ------     -----      -------
         Total interest income ..........................                                 2,777                              3,582
                                                                                        =======                            =======
Increase (decrease) in(2):
Demand deposits .........................................         298          (25)         273         190        17          207
Savings deposits ........................................         103          (28)          75          89        (3)          86
Individual retirement accounts ..........................         113           (7)         108         124        11          135
Time certificates .......................................       1,101          (75)       1,026       1,600       260        1,860
Note payable ............................................         304           --          304          --        --           --
                                                              -------      -------      -------      ------     -----      -------
         Total interest expense .........................                                 1,786                              2,288
                                                                                        -------                            -------
Increase (decrease) in net interest income ..............                               $   991                            $ 1,294
                                                                                        =======                            =======

----------

(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change equals change in volume times prior year rate. Rate Change equals change in rate times prior year volume. Changes that are not due solely to volume or rate changes are allocated to volume.

(2) For purposes of this schedule, non-accruing loans are included in the average balances and tax exempt income is reflected on a tax equivalent basis. As tax exempt income is exempt only for Federal income tax purposes and not Tennessee purposes, tax equivalent income is based upon an effective 34% tax rate. Loan fees included in interest income are not material to the presentation.

LIABILITY AND ASSET MANAGEMENT

         A committee composed of officers and directors of the Company is responsible for managing the assets and liabilities of the Company. The chairman of the committee is Chairman of the Board, Charles E. Allen, Jr. The committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The committee directs the Company's overall acquisition and allocation of funds. The committee reviews and discusses the Company's assets and liability funds budget in relation to the actual flow of funds. The committee also reviews and discusses peer group comparisons, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of allowance for loan losses to outstanding and nonperforming loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the local and national economies.

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

         The following table represents an interest sensitivity profile for the Savings Bank as of December 31, 1998 and 1997. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.

                                                                    December 31, 1998
                                      --------------------------------------------------------------------------
                                        Within      After 3 months   After 12 months
                                       3 months    Within 12 months  Within 5 years  After 5 years       Total
                                       --------    ----------------  --------------  -------------      --------
(Dollars in thousands)
EARNING ASSETS:
Loans ...........................       $16,424        $  7,443         $ 38,406         $14,286        $ 86,559
Investment securities:
     Available for sale .........                                             36          12,045          12,081
     Held to maturity ...........                                                                             --
Federal funds sold ..............         6,421                                                            6,421
Interest-bearing deposits .......         5,113                                                            5,113
                                        -------        --------         --------         -------        --------
         Total earning assets ...       $37,958        $  7,443         $ 38,442         $26,331        $116,174
                                        =======        ========         ========         =======        ========

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits .......       $22,879        $ 24,515         $ 43,534         $              $ 90,928
Long-term debt ..................                         3,000            6,000                           9,000
                                        -------        --------         --------         -------        --------
         Total interest-bearing
           liabilities ..........       $22,879        $ 27,515         $ 49,534         $    --        $ 99,928
                                        =======        ========         ========         =======        ========
Cumulative net repricing gap ....       $15,079        $(20,072)        $(11,092)        $26,331        $ 10,246
Rate sensitivity gap:
Net repricing gap as a percentage
  of total earning assets .......         13.69%         (18.22)%         (10.07)%         23.90%           9.30%
Cumulative gap ..................       $15,079        $ (4,993)        $(16,085)        $10,246        $ 10,246
Cumulative gap as a percentage of
  total earning assets ..........         13.69%          (4.53)%         (14.60)%          9.30%           9.30%

                                                                    December 31, 1997
                                      --------------------------------------------------------------------------
                                        Within      After 3 months   After 12 months
                                       3 months    Within 12 months  Within 5 years  After 5 years       Total
                                       --------    ----------------  --------------  -------------      --------
(Dollars in thousands)
EARNING ASSETS:
Loans ...........................       $  8,116         $  6,945         $ 11,882         $23,843        $50,786
Investment securities:
     Available for sale .........              4               --            1,930           4,530          6,464
     Held to maturity ...........             --               --            2,300           7,700         10,000
Federal funds sold ..............         10,094               --               --              --         10,094
                                        --------         --------         --------         -------        -------
         Total earning assets ...       $ 18,214         $  6,945         $ 16,112         $36,073        $77,344
                                        ========         ========         ========         =======        =======

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits .......       $ 21,379         $ 24,977         $ 18,742         $    --        $65,098
                                        --------         --------         --------         -------        -------
         Total interest-bearing
           liabilities ..........       $ 21,379         $ 24,977         $ 18,742         $    --        $65,098
                                        ========         ========         ========         =======        =======
Net repricing gap ...............       $ (3,165)        $(18,032)        $ (2,630)        $36,073        $12,246
Rate sensitivity gap:
Net repricing gap as a percentage
  of total earning assets .......          (4.09)%         (23.31)%          (3.40)%         46.64%         15.83%
Cumulative gap ..................       $ (3,165)        $(21,197)        $(23,827)        $12,246        $12,246
Cumulative gap as a percentage of
  total earning assets ..........          (4.09)%         (27.41)%         (30,81)%         15.83%         15.83%


Management has made the following assumptions in the above analysis:

(a) Assets and liabilities are generally assigned to a period based upon their earliest repricing period when the repricing is less than the contractual maturity.

(b)      Nonaccrual loans are included in the loan category.

(c) Investment securities available for sale are currently treated in the same manner as comparable securities in the investment securities held to maturity portfolio in that they are scheduled according to the earlier of their contractual maturities or earliest repricing dates; however, the maturities of callable agency securities are scheduled according to their call dates when valued at a premium to par.

(d) Money market deposits and savings deposits that have no contractual maturities are scheduled in the within 3 months category.

DEPOSITS

         The Company offers a full range of depositor accounts and services to both consumers and businesses. None of these deposits were brokered. The Company's primary sources of funds are interest-bearing deposits. The following table sets forth the Company's deposit structure at December 31, 1998 and 1997(in thousands).

                                                      1998          1997
                                                     -------       -------
Non interest-bearing deposits:
Individuals, partnerships and corporations ...       $ 4,346       $ 5,838
Certified and official checks ................         1,292         1,309
                                                     -------       -------
  Total non interest-bearing deposits ........         5,638         7,147

Interest-bearing deposits:
Interest-bearing demand accounts .............        18,306         8,648
Savings accounts .............................         6,108         3,291
Certificates of deposit, less than $100,000 ..        49,587        40,306
Certificates of deposit, greater than $100,000        16,725        12,852
                                                     -------       -------
  Total interest-bearing deposits ............        90,726        65,097
                                                     -------       -------
  Total deposits .............................       $96,364       $72,244
                                                     =======       =======

         The following table presents a breakdown by category of the weighted average rate on deposits and the average amount of deposits for the periods as indicated:

                                                                                    December 31,
                                                                  ----------------------------------------------------
                                                                        1998                              1997
                                                                  -----------------                -------------------
(In Thousands)
Non interest-bearing commercial deposits............              0.00%    $  4,365                0.00%      $  6,653
Savings deposits....................................              4.25%       6,108                4.25%         3,291
Money market deposits ..............................              4.48%      13,730                4.31%         6,102
Time deposits.......................................              5.65%      66,312                5.89%        53,158
Interest-bearing and non interest-bearing
  demand deposits                                                 1.64%       5,849                1.79%         3,040
                                                                            -------                            -------
         Total deposits.............................                        $96,364                            $72,244
                                                                            =======                            =======


         At December 31, 1998 and 1997, time deposits greater than $100,000 aggregated approximately $16.7 million and $12.9 million, respectively. The following table indicates, as of December 31, 1998 and 1997, the dollar amount of $100,000 or more deposits by the time remaining until maturity (in thousands):

                                        1998                                              1997
                       ------------------------------------------      ---------------------------------------------
                                              1 Year                                              1 Year
                       3 Months    3 to 12    through                  3 Months        3 to 12    through
                       or less      Months    5 years       Total       or less        Months     5 years      Total
                       -------      ------    -------       -----       -------        ------     -------      -----

Time certificates      $6,271       $5,670     $4,784      $16,725       $2,786        $6,495    $3,571     $12,852

ASSETS

         Management of the Company considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth the Company's interest earning assets by category at December 31, 1998 and 1997.

                                                 1998          1997
                                               --------       -------
         (In Thousands)
         Investment securities:
           Available for sale ..........       $ 12,249       $ 6,463
           Held to maturity ............         10,000
         Federal funds sold ............          6,421        10,094
         Loans:
           Real estate .................         51,311        32,456
           Commercial and other ........         35,494        18,326
                                               --------       -------
             Total loans ...............         86,805        50,782
            Less unearned income .......             68            53
                                               --------       -------
           Loans, net of unearned income         86,737        50,729
                                               --------       -------
         Interest earning assets .......       $105,407       $77,286
                                               ========       =======

INVESTMENT PORTFOLIO

         For a description of the composition of the carrying value of the Company's investment portfolio at December 31, 1998 and 1997, see Note 13 to the Notes to Consolidated Financial Statements attached hereto.

         The following table presents the maturity distribution of the amortized cost and estimated market value of the Company's investment portfolio at December 31, 1998 and 1997. The weighted average yields on these instruments are presented based on final maturity. Yields on obligations of states and political subdivisions have not been adjusted to a fully-taxable equivalent basis.

                                                              1998                                   1997
                                              -------------------------------------  -------------------------------------
                                                            Estimated      Weighted               Estimated       Weighted
                                              Amortized       Market        Average  Amortized      Market         Average
                                                 Cost         Value          Yield      Cost        Value           Yield
                                                 ----         -----          -----      ----        -----           -----
(Dollars in Thousands)
Held to maturity:
Obligations of U.S. Government agencies:
  Due after 1 year but within 5 years ..                                              $ 2,300       $ 2,295          6.88%
  Due after 5 years but within 10 years                                                 7,700         7,728          7.27%
                                                                                      -------       -------
     Total .............................                                              $10,000       $10,023          6.71%
                                                                                      =======       =======
Available for sale:
Obligations of U.S. Government agencies:
  Due within 1 year ....................       $    36       $    36          7.20%   $    68       $   73           7.13%
  Due after 1 year but within 5 years ..                                                1,858        1,857           6.76%
  Due after 5 years but within 10 years         10,555        10,613          6.68%     3,500        3,467           7.31%
  Due after 10 years ...................           999         1,001          7.06%     1,000        1,004           8.02%
                                               -------       -------                   ------       ------           ----
     Total .............................       $11,590       $11,650          6.71%    $6,426       $6,401           7.22%
                                               =======       =======                   ======       ======           ====

INVESTMENT POLICY

         The Company's investment portfolio policy is designed to provide guidelines by which the funds not otherwise needed to meet loan demand of the Company's market area can best be invested to meet fluctuations in the loan demand and deposit structure. The Company's investment officer, Chairman Allen, seeks to balance the market and credit risk against the potential investment return, make investments compatible with the pledging requirements of the Company's deposits of public funds, maintain compliance with regulatory investment requirements and assist the various local public entities with their financing needs. The Investment Policy is reviewed annually by the Directors. Chairman Allen reports monthly to the Directors.

LOAN PORTFOLIO

         The following table sets forth the composition of the Company's loan portfolio at December 31, 1998 and 1997.

                                                1998               1997
                                               -------            -------
(In Thousands)
Real estate loans:
  Construction and land development            $ 2,013            $   551
  Secured by residential properties             51,821             34,176
  Commercial real estate loans ....              9,104              6,447
                                               -------            -------
     Total real estate loans ......             62,938             41,174
Commercial and industrial loans ...             13,784              6,193
Installment loans .................              9,424              3,176
Other consumer loans ..............                396                239
All other loans ...................                 17                  4
                                               -------            -------

    Total loans ...................            $86,559            $50,786
                                               =======            =======

         The following table sets forth the maturities of the loan portfolio and the sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year.

                                                                December 31, 1998
                                          ----------------------------------------------------------------
                                                                  Maturity Range
                                          ----------------------------------------------------------------
                                          One Year        One Through            Over
(In Thousands)                            or Less          Five Years         Five Years            Total
--------------                            -------          ----------         ----------           -------
Real estate construction loans             $1,024            $   989            $    --            $ 2,013
Commercial and industrial loans             5,452              6,943              1,389             13,734
All other loans ...............             1,558             17,555             51,649             70,762
                                           ------            -------            -------            -------
  Total loans .................            $8,034            $25,487            $53,038            $86,559
                                           ======            =======            =======            =======

         The sensitivity to interest rate changes of that portion of the Company's loan portfolio that matures after one year is set forth below.

Real estate and commercial and industrial loans maturing after one year as of December 31, 1998 (in thousands):

Fixed rate .................................            $ 8,863
Floating rate ..............................             51,719

Other loans maturing after one year:

Fixed rate .................................             16,398
Floating rate ..............................              1,545
                                                        -------
         Total loans maturing after one year            $78,525
                                                        =======

LENDING POLICY

         While the ultimate authority to approve loans rests with the Board of Directors of the Company, lending authority is delegated by the Directors to loan officers and loan committees of the Company, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers. Lending limits of individual officers are documented in the respective personnel files and are reviewed annually by the Directors. Loan officers discuss with a senior officer any loan request which exceeds their individual lending limit. The loan must have the joint approval from the originating officer and a senior officer. The president/CEO of the Company has the authority to approve first mortgages for one-to-four family residential loans which conform to the guidelines of the Farmers Home Administration ("FHA"), the Veterans Administration ("VA"), and the Tennessee Housing Development Authority ("THDA"), and other conventional investors in any amount.

         The Company's Lending Policy provides written guidelines for lending activities and is reviewed at least annually by the Directors. The Directors recognize that, from time to time, it is in the best interest of the Company to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained; and when it is desirable to meet the terms offered by a competitor. All exceptions granted are documented in the loan committee's minutes.

         The Company's primary business lies in making real estate mortgage loans in the market area. Real estate loans made outside the market area must be in compliance with the exception-to-policy guidelines. Lending activities in the real estate area tend to fall into the four general categories of (i) acquisition and development, (ii) construction, (iii) permanent financing, and
(iv) home equity. As a general rule, the Company seeks to maintain loan-to-collateral value ratios of at least 80% of the actual purchase price or the appraised value, whichever is less. This limit is reduced for certain types of real estate loans in conformity to industry and regulatory guidelines. The following standards, established by inter-agency guidelines by the federal bank regulators, including the FDIC, went into effect on March 19, 1993:

                                                                      Maximum Allowable
         Loan Category                                               Loan-to-Value Ratio
         -------------                                               -------------------

Land....................................................................     65%
Land development........................................................     75%
Owner-occupied land development.........................................     75%
Construction
         Commercial, multifamily and other nonresidential...............     80%
         1-4 family residential.........................................     85%
Improved property.......................................................     85%
Owner-occupied 1-4 family and home equity...............................     85%

----------

(1)      Multifamily construction includes condominiums and cooperatives.

(2) A loan-to-value limit has not been established for permanent mortgage or home equity loans or owner-occupied, 1-4 family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.

LOAN REVIEW AND NONPERFORMING ASSETS

         The Company has an internal loan review system to determine deficiencies and corrective action to be taken. Loans are graded as follows:

                  CLASS A. Prime loans based upon liquid collateral with adequate margin or supported by strong financial statement of recent date. Character and repayment ability of borrower are excellent and unquestioned. Position of company in its industry and in its community is excellent. High liquidity, minimum risk, good ratios, low handling cost.

                  CLASS B. Desirable loans of somewhat less stature than Class A, but with strong financial statements, and/or secured by strong collateral position. Probability of serious financial deterioration is unlikely.

                  CLASS C. Satisfactory loans of average or mediocre strength; having some deficiency or vulnerability to changing economic or industry conditions, but currently collectible. Secured loans lacking in margin or liquidity. Loans to individuals, perhaps supported in dollars of net worth but whose supporting assets are illiquid. Sometimes used as a temporary classification for untested borrowers or where information is incomplete.

                  CLASS O. First classification that has relevancy to bank examiners. A warning classification which portrays one or more deficiencies that cannot be tolerated even in the short run. Regulatory classification "Other Assets Especially Mentioned ("OAEM").

                  CLASS D. Substandard credits for their steadiness or other deficient nature. Company or individual loans with no evident future, which are unfavorable, affecting loan-to-deposit ratio or cost of funds. Heavy leveraged accounts, with no immediate relief or compensating features. Accounts requiring attention of loan officer due to lack of borrower cooperation.

                  CLASS E. Doubtful credits with weaknesses demanding full attention of loan officer. Collection or liquidation in full is highly questionable. Serious problems exist to the point where a partial loss of principal is likely.

                  CLASS F. Loans where an element of probable loss is present. Critical credits requiring immediate and drastic action. Loan should probably be charged off. Bank examiners will probably classify such loans as "Loss."

         Loans graded "D", "E" or "F" will automatically be referred to management for inclusion on the Company's "watch list." The Company also employs an outside bank consulting firm to perform an independent annual loan review.

         Nonperforming loans are placed on non-accrual basis of accounting if
(i) there is deterioration in the financial condition of the borrower; (ii) payment in full of principal or interest is not expected; or (iii) principal or interest has been in default for 90 days or more, unless the obligation is well secured and in the process of collection. The three categories of nonperforming loans are non-accrual status loans, renegotiated debt, and loans in Chapter 13 bankruptcy unless a repayment schedule is adopted that pays out the loan.

CREDIT RISK MANAGEMENT AND RESERVE FOR LOAN LOSSES

         Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of the Company. The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained. Management's objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies. To effectuate this policy, management meets weekly to review and approve loans and meets monthly to review investments.

         The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as the Company's previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

         The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $630,000 at year end 1998, or 0.7% of loans outstanding, net of unearned income, compared to $355,000 or 0.7% at year end 1997. The following table presents data related to the Company's reserve for loan losses for the years ended December 31, 1998 and 1997.

                                                                                                  1998          1997
                                                                                                  ----          ----
(Dollars In Thousands)
Balance at beginning of period ..........................................................         $355          $130
Charge offs:
  Commercial ............................................................................           --            --
  Real estate mortgage ..................................................................           --            --
  Installment loans to individuals ......................................................           --             1
                                                                                                  ----          ----
Recoveries:
  Commercial ............................................................................           --            --
  Real estate mortgage ..................................................................           --            --
  Installment loans to individuals ......................................................           --            --
                                                                                                  ----          ----
Net charge offs
Additions to reserve charged to operations ..............................................          275           226
                                                                                                  ----          ----
Balance at end of period ................................................................         $630          $355
                                                                                                  ====          ====

Ratio of net charge offs during the period to average loans outstanding during the period          0.0%          0.0%
Average allowance for loan losses to average total loans ................................          0.7%          0.7%

         At December 31, 1998 and 1997, the allowance for loan losses was allocated as follows:

(Dollars in thousands)
                                                      1998                                             1997
                                       -------------------------------------          ---------------------------------------
                                                    Percent of loans in each                         Percent of loans in each
                                       Amount        category to total loans          Amount         category to total loans
                                       ------        -----------------------          ------         -----------------------
Commercial .........                    $ 15                      2%                    $ 12                     12%
Real estate mortgage                     460                     73%                     288                     81%
All other ..........                     155                     25%                      55                      7%
                                        ----                    ---                     ----                    ---
   Total ...........                    $630                    100%                    $355                    100%
                                        ====                    ===                     ====                    ===

         The allocation of the allowance is presented based in part on evaluations of past history and composition of the loan portfolio. Since these factors are subject to change, the current allocation of the allowance is not necessarily indicative of the breakdown of future losses.

         The following table sets forth information with respect to nonperforming loans of the Company on the dates indicated. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due 90 days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on nonaccrual status. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

Nonperforming assets (Dollars in thousands):                                                       December 31,
                                                                                                -------------------
                                                                                                1998           1997
                                                                                                ----           ----
Nonaccrual loans......................................................................              --            --
Restructured loans....................................................................              --            --
Other loans past due 90 days or more to principal or interest payments................          $    2          $242
Nonperforming loans as a percentage of net loans before allowance for loan losses.....           0.00%         0.48%
Allowance for loan losses as a percentage of nonperforming loans......................         31,500%          248%

CAPITAL RESOURCES/LIQUIDITY

         Liquidity. Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. The Company's liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, the Company devotes resources to projecting on a monthly basis the amount of funds which will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

         Although the Company has no formal liquidity policy, in the opinion of management, its liquidity levels are considered adequate. Neither the Company nor the Company is subject to any specific liquidity requirements imposed by regulatory orders. Management believes its liquidity ratios meet or exceed regulatory guidelines. Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

         The following table sets forth liquidity ratios for the periods indicated:

                                                 1998               1997
                                          ------------------ -----------
Average loans to average deposits........       81.5%              63.7%

         Impact of Inflation and Changing Prices. The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. The impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

CAPITAL ADEQUACY

         Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. The objective of the Company's management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans.

         Capital guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, financial institutions and their holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.

         The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common stockholders' equity less goodwill and Tier II capital which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires financial institutions to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital and prepare a leveraged computation comparing Tier I capital to total average assets less goodwill.

         The Company's consolidated capital ratios are set forth below.

                                                                                        December 31, 1998     December 31, 1997
                                                                                        -----------------     -----------------
(Dollars in Thousands)
CAPITAL:
Tier I capital:
         Stockholders' common equity .............................................            $ 11,570             $10,554
         Less unrealized (loss) gain in securities ...............................                  40                  25
         Less disallowed intangibles .............................................                  --                  --
                                                                                              --------             -------
                  Total Tier I capital ...........................................              11,530              10,529
Tier II capital:
         Qualifying allowance for loan losses ....................................                 919                 566
                                                                                              --------             -------
                  Total capital ..................................................              12,449              11,095
Risk-adjusted assets .............................................................              74,160              45,237
Quarterly average assets .........................................................             108,452              77,462
RATIOS:
Tier I capital to risk-adjusted assets ...........................................               15.55%              23.28%
Tier II capital to risk-adjusted assets ..........................................                1.24%               1.25%
Total capital to risk-adjusted assets ............................................               16.79%              24.53%
Leverage--Tier I capital to quarterly average assets less disallowed intangibles                 10.63%              13.60%

         On December 31, 1998, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SUPERVISION AND REGULATION

GENERAL

         As a Tennessee-chartered, federally-insured savings bank, the Savings Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Savings Bank is regularly examined by the FDIC and the Department and files periodic reports concerning its activities and financial conditions with its regulators. The Savings Bank's relationship with depositors and borrowers is also regulated to a great extent by both federal law and the laws of the State of Tennessee, especially in such matters as the ownership of accounts and the form and content of mortgage documents.

         Federal and state banking laws and regulations govern all areas of the operation of the Savings Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. Both the Department and the FDIC have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

TENNESSEE SUPERVISION AND REGULATION

         As a Tennessee-chartered savings bank, the Savings Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the type of permissible investments, and geographic expansion, among other things. The Savings Bank must submit an application and receive the approval of the Department before opening a new branch office or merging with another financial institution. The Commissioner of the Department ("Commissioner") has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Savings Bank to cease and desist from violating a law or regulation and from engaging in unsafe or unsound banking practices.

         The Savings Bank is chartered under the Savings Bank Chartering Act of 1991 ("Savings Bank Act"). The Department has not yet promulgated any regulations governing the operation of savings banks. However, the Savings Bank Act contains a "parity provision" that authorizes the Department to promulgate regulations authorizing savings banks to make any investment or engage in any activity that is permissible for federally-chartered savings banks, subject to the same limitations applicable to federally-chartered savings bank, upon the Commissioner's determination that Tennessee-chartered savings banks would be at a competitive disadvantage absent such authorization.

FEDERAL REGULATION

         Deposit Insurance. The Company's deposit accounts are insured by the FDIC up to applicable limits by the BIF. The BIF was designated as an insurance fund pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). As insurer, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state-chartered banks that are not members of the Federal Reserve System. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof. FDIC supervision and regulation is intended primarily for the protection of depositors and the FDIC insurance funds.

         Pursuant to the Federal Deposit Insurance Act ("FDIA"), as amended by FIRREA, all BIF-insured banks must pay semiannual insurance assessments to recapitalize the BIF to a 1.25% of insured deposits ratio. In August 1995, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed BIF-insured institutions to the lowest assessment rate of 4 basis points per $100 of assessable deposits. The BIF premium reduction became effective in September 1995. Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance pursuant to procedures established for that purpose.

         At December 31, 1997, the Company's deposit base for purposes of FDIC premiums was $72,245,000. The Company paid FDIC insurance premiums of $0 in 1996; and $4,552 in 1997.

         Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to met and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as it were in the next lower category if the institution is an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements, as well as performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which set forth various mandatory and discretionary restrictions on its operations.

         Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also adopted asset quality and earnings standards which are part of the Guidelines. Under the regulations, if the FDIC determines that the Company fails to meet any standards prescribed by the Guidelines, the agency may require the Company to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings bank require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3.0% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points about the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth.

         FDIC capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

         FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk- weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank's capital adequacy an assessment of risk-based capital focusing principally on broad categories of credit risk. No measurement framework for assessing the level of a bank's interest rate risk exposure has been codified but, effective board and senior management oversight of the banks tolerance for interest rate risk is required.

         The FDIC has adopted the Federal Financial Institutions Examination Council's recommendation regarding the adoption of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Specifically, the agencies determined that net unrealized holding gains or losses on available for sale debt and equity securities should not be included when calculating core and risk-based capital ratios.

         FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weakness. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

         The Company believes that, under the current regulations, the Savings Bank has sufficient capital to meet its minimum capital requirements. However, events beyond the control of the Savings Bank, such as a downturn in the economy in areas where the Savings Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Savings Bank to meet its capital requirements.

         Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks so those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (ir) acquiring or retaining majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investment may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. State law also provides that the Savings Bank may invest in any investment permissible by federally chartered savings banks, subject to the restrictions for such entities.

         In addition, an insured state bank (i) that is located in a state which authorized as September 30, 1991 investment in common or preferred stock listed on a national securities exchange ("listed stock") or shares of a registered investment company ("registered shares"), and (ii) which during the period beginning September 30, 1990 through November 26, 1991 ("measurement period") made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo a change in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth the bank's intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the banks is a member.

         FDIC regulations implementing Section 24 of the FDIA provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank or savings bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

         Loans-to-One-Borrower. The aggregate amount of loans that the Company is permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital with Board approval. Based on the Company's current capitalization of $11.6 million, the Company's loans-to-one borrower limit is approximately $2.9 million.

         Federal Reserve System. In 1980, Congress enacted legislation which imposed Federal Reserve requirements (under "Regulation D") on all depository institutions that maintain transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.

         Community Reinvestment Act. The Company is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. As a component of its Community Reinvestment Act outreach, the Company has instituted an affordable home loan program for first-time home buyers and low to moderate income borrowers.

         Interstate Banking. On September 29, 1994, the Federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Act"). The provisions of the 1994 Act became effective on September 29, 1995, at which time eligible bank holding companies in any state were permitted, with Federal Reserve approval, to acquire organizations in any other state. As such, all existing regional compacts and substantially all existing regional limitations on interstate acquisitions of banking organizations have been eliminated.

         The 1994 Act also removed substantially all of the existing prohibitions on interstate branching by banks. On and after June 1, 1997, a bank operating in any state may establish one or more branches within any other state without, as currently required, the establishment of a separate banking structure within the other state. Interstate branching is allowed earlier than the automatic phase-in date of June 1, 1997, as long as the legislatures of both states involved have adopted statutes expressly permitting such branching to take place at an earlier date.

         Under the Tennessee Bank Reform Act of 1996 that amended the Tennessee Banking Act, the acquisition of Tennessee banks and bank holding companies by, and mergers with, out-of-state banks and bank holding companies is permitted with the prior approval of the Department subject to the requirements of the Act. An amendment to the Bank Reform Act of 1996, effective June 1, 1997, also permits Tennessee state banks and savings banks, with prior approval of the Department, to operate branches outside the state of Tennessee. Although this legislation has the potential to increase the number of competitors in the market place of the Company, the Company cannot predict the actual impact of such legislation on the competitive position of the Company. Out-of-state banks may not, under current Tennessee law, branch de novo into Tennessee nor may out-of-state banks or bank holding companies enter Tennessee through "branch-only" acquisition.

CHANGE IN CONTROL RESTRICTIONS

         Statutory Provisions. The Change in Bank Control Act requires the written consent of the FDIC be obtained prior to any person or company acquiring "control" of a state-chartered savings bank. Tennessee law also requires the prior written consent of the Department to acquire control of a Tennessee-chartered savings bank. Upon acquiring control, a company will be deemed to be a bank holding company and must register with the Federal Reserve. Conclusive control is presumed to exist if, among other things, an individual or company acquires more than 25% of any class of voting stock of the Company. Rebuttable control is presumed to exist if, among other things, a person acquires more than 10% of any class of voting stock and the issuer's securities are registered under Section 12 of the Exchange Act (the Common Stock is not expected to be so registered) or the person would be the single largest stockholder. Restrictions applicable to the operations of a bank holding company and conditions that may be imposed by the Federal Reserve in connection with its approval of a company to become a bank holding company may deter companies from seeking to obtain control of the Company.

         Other. While not directly restricting efforts to acquire control of the Company, certain other characteristics of the Company's organization may discourage attempts to acquire control of the Company. The Company's By-Laws provide that approximately one-third of its Board of Directors are elected each year (see "MANAGEMENT--Classification of Directors"), thereby making it more difficult for a potential acquirer of control of the Company to replace the members of the Board of Directors than it would be if directors were elected at more frequent intervals or if a greater percentage of directors were elected at any one time.

         The restrictions contained in the Change of Bank Control Act and the regulations promulgated thereunder will apply to acquisitions of the Common Stock in the Offering. In addition, as a result of all of the foregoing restrictions on acquisitions, the Company is a less attractive target for a "takeover" attempt than other less-highly regulated companies generally. Accordingly, these restrictions might deter offers to purchase the Company which stockholders may consider to be in their best interests, and may make it more difficult to remove incumbent management.

REGULATION OF BANK HOLDING COMPANIES

         The Company is subject to regulation by the Federal Reserve and is required to file with the Federal Reserve annual reports and other information regarding its business operations and the business operations of its subsidiaries. It is also subject to examination by the Federal Reserve and is required to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank if, after such acquisition, it will own or control, directly or indirectly, more than 5% of the voting stock of such bank. In addition, pursuant to the provisions of the Bank Holding Company Act of 1956, as amended, and regulations promulgated by the Federal Reserve thereunder, the bank holding company is only able to engage in, or own or control companies that engage in, activities deemed by the Federal Reserve to be so closely related to banking as to be a proper incident thereto.

DIVIDENDS

         During the first three years of the Savings Bank's operation it has been precluded from declaring and paying dividends in accordance with the requirements of the Department. Earnings generated from the operation of the Savings Bank have been used to finance the growth of the Savings Bank and have not been paid to shareholders. Following the mandatory initial three-year moratorium on the payment of dividends imposed by regulatory authorities, the Directors will determine whether dividends on the Common Stock will be declared and paid, taking into consideration the Company's operating results, financial condition, tax considerations, future capital requirements and other relevant factors. The Directors may declare a no-cash dividend if, after considering the above factors, it appears prudent to do so. The Directors are not, however, obligated to pay any such dividend and will only do so if it appears to be in the best interest of the Company.

         Tennessee law requires that dividends be paid only from retained earnings (or undivided profits), except that dividends may be paid from capital surplus with the prior, written consent of the Department. Tennessee laws regulating savings banks require certain charges against and transfers from an institution's undivided profits account before undivided profits can be made available for the payment of dividends. The Department generally prohibits a newly chartered institution from paying dividends during its first three years of operation without the Department's prior approval.

MONETARY POLICY

         The Company, like other depository institutions, is affected by the monetary policies implemented by the Federal Reserve. The Federal Reserve has the power to restrict or expand the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may result in significant fluctuations in market interest rates, which could adversely affect the operations of the Company, such as its ability to make loans and attract deposits, as well as market demand for loans.

CAPITAL ADEQUACY

         See "Capital Adequacy" above for a discussion of bank regulatory agencies' capital adequacy requirements.

RECENT LEGISLATION

         Bills are presently pending before the United States Congress, and additional bills may be introduced in the future in the Congress and the Tennessee General Assembly, to alter the structure, regulation and competitive relationships of the nation's financial institutions. On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation's Improvement Act of 1991 ("FDICIA"), the principal initial effect of which was to permit the Bank Insurance Fund (the "BIF") to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and to permit the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90 percent of the value of the assets the FDIC has acquired from failed banks, which it is estimated would yield approximately $40 billion in working capital. The bill followed a year-long effort initiated by the Bush Administration to enact major banking legislation. Virtually none of the Administration's major systemic proposals, including nationwide interstate banking and branching or ownership of financial institutions by commercial entities, were included in the final bill. However, a number of additional pervasive supervisory measures, some of which are described below, were included in the FDICIA. The effect of these measures will be to a great extent dependent on the manner in which bank regulatory authorities choose to enforce regulations which have been recently issued pursuant to the FDICIA.

         The additional supervisory powers and regulations mandated by the FDICIA, include a "prompt corrective action" program based upon five regulatory zones for banks, in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%;
(4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The proposed regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capita. At March 31, 1998, under these regulations the Company would be deemed to be a "well-capitalized" institution if solely viewed on the basis of capital ratios. Various other sections of the FDICIA will impose substantial new audit and reporting requirements and will increase the role of independent accountants and outside directors. Set forth below is a list containing certain significant provisions of the FDICIA:

         (i) annual on-site examinations by regulators (except for smaller, well-capitalized banks with high management ratings, which must be examined every 18 months);

         (ii) mandated annual independent audits by independent public accountants and an independent audit committee of outside directors for institutions with more than $500,000,000 in assets;

         (iii) new uniform disclosure requirements for interest rates and terms of deposit accounts;

         (iv) a requirement that the FDIC establish a risk-based deposit insurance assessment system by 1994;

         (v) authorization for the FDIC to impose one or more special assessments on its insured banks to recapitalize the BIF;

         (vi) a requirement that each institution submit to its primary regulators an annual report on its financial condition and management, which report will be available to the public;

         (vii) a ban on the acceptance of brokered deposits except by well capitalized institutions and by adequately capitalized institutions with the permission of the FDIC and the regulation of the brokered deposit market by the FDIC;

         (viii) restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund;

         (ix) a review by each regulatory agency of accounting principles applicable to reports or statements required to be filed with federal banking agencies and a mandate to devise uniform requirements for all such filings;

         (x) the institution by each regulatory agency of noncapital safety and soundness standards for each institution it regulates which cover (1) internal controls, (2) loan documentation, (3) credit underwriting, (4) interest rate expense, (5) asset growth, (6) compensation, fees and benefits paid to employees, officers and directors, (7) operational and managerial standards, and
(8) asset quality, earnings and stock valuation standards for preserving a minimum ratio of market value to book value for publicly traded shares (if feasible);

         (xi) uniform regulations regarding real estate lending; and

         (xii) a review by each regulatory agency of the risk-based capital rules to ensure they take into account adequate interest rate risk, concentration of credit risk, and the risks of non-traditional activities.

EMPLOYEES

         At December 31, 1998, the Company had a total of 44 employees with 29 of those employed on a full-time basis.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal office is located at 1907 North Roan Street, Johnson City, Washington County, Tennessee. The Savings Bank owns the land and the approximately 36,000 square foot building, 18,000 feet of which is leasable space. This property serves as the main office of the Savings Bank. The Savings Bank also operates branch offices at 3300 Browns Mill Road and 612 West Walnut Street, Johnson City, Tennessee; and 240 West Center Street, Kingsport, Sullivan County, Tennessee. The Savings Bank owns the land and the buildings in Kingsport. The Savings Bank leases the Browns Mill Road office from Allen Properties, Inc. Charles E. Allen, Jr., chairman and chief financial officer of the Savings Bank is a principal of Allen Properties, Inc. The lease was negotiated at arm's length and was approved by the Department and the FDIC. Rent for the 2,625 square foot building for the first three years is $30,600 annually. This amount includes taxes, insurance and maintenance costs. The West Walnut branch is owned by the Savings Bank.

          All facilities have improvements including drive-through tellers, vaults, night depository and certain facilities have safe deposit boxes.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or the Savings Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the shares. Management of the Company is aware that isolated transactions in the Common Stock occur from time to time. To the best of the knowledge of the Company the most recent transactions in the Common Stock were in February 1998 and were for prices ranging from $11.00 to $12.00 per share.

         There were 938 holders of record of the Common Stock as of March 15, 1999.

         The Company currently intends to retain its earnings, if any, for use in the business and does not anticipate paying any cash dividends in the foreseeable future. The board of directors cannot predict when such dividends, if any, will ever be made. The payment of dividends, if any, shall at all times be subject to the payment of the Company's expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for banks.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include State of Franklin Bancshares, Inc. and/or State of Franklin Savings Bank.

FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31,
1997

EARNINGS REVIEW

Total net income of the Company for the year ended December 31, 1998 was $496,489, an increase of $439,454 over the year ended December 31, 1997 total net income of $57,035. Net income per common share was $0.44 compared to per share income of $0.05 in 1997. Return on average assets was 0.49% and the return on average equity was 4.42% for the year period ended December 31, 1998.

Operating results in 1998 reflected higher net interest income and noninterest income. Net interest income of $2.8 million for the year ended December 31, 1998 was up 66% over the 1997 period. Loans increased 71% and deposits increased 33%. The 1998 provision for possible loan losses was $275,127. Noninterest income increased $71,556, or 21%, with other fees and service charges and net rental income responsible for most of the increase over the year ended December 31, 1997. Noninterest expense was $2.4 million for the 1998 period, an increase of 36% over the 1997 period, primarily resulting from increased salaries and benefits, data processing and other expenses as a result of the opening of an additional location and the overall growth of the Company.

NET INTEREST INCOME AND MARGIN

Net interest income increased $1.1 million or 66% for the year ended December 31, 1998 to $2.8 million compared to $1.7 million for the year ended December 31, 1997. Total loans outstanding increased $35.7 million or 71% over total loans at December 31, 1997.

Average deposits increased by 54% or $28.6 million to $81.8 million in 1998 compared to $53.2 million in 1997. The rate paid on average interest-bearing liabilities decreased 16 basis points during the year ended December 31, 1998 to 5.44%.

PROVISION FOR LOAN LOSSES

During the year ended December 31, 1998, the provision for possible loan losses was $275,127. There were $277 in charge-offs during the year ended December 31, 1998 and $1,335 for the year ended December 31, 1997. The allowance for possible loan losses represented 0.73% of total loans, net of mortgage loans held-for-sale, at December 31, 1998, compared to 0.70% at December 31, 1997. A mortgage loan of $246,000 was made on the sale of real estate owned.

PROVISION FOR INCOME TAXES

For the year ended December 31, 1998, the provision for federal income taxes was $52,206, an increase of $57,283 from 1997, primarily due to the increase in income before income taxes.

NONINTEREST INCOME

The Company's noninterest income was $411,155 during the year ended December 31, 1998, an increase of $71,556 or 21% over the comparable 1997 period. The increase was attributable to increases in other fees and service charges, net gain on loans sold, insurance commission and income, and net rental income of $89,217, $31,042, $2,344, and $65,491, respectively, which were offset by decreases in other income and net gain on sale and maturity of securities of $7,262 and $109,276, respectively.

NONINTEREST EXPENSE

Noninterest expense totaled $2.4 million for the period ending December 31, 1998, an increase of $642,298. Compensation and related benefits of $1.0 million accounted for 44% of the total compared to $782,029 or 44% for the year ended December 31, 1997.

FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE PERIOD FEBRUARY 13, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996

EARNINGS REVIEW

Total net income of the Company for the year ended December 31, 1997 was $57,035 compared to a loss of $(450,732) for the period from inception to December 31, 1996. Net income per common share was $0.05 compared to $(0.74) in 1996. Return on average assets was 0.09% and the return on average equity was 0.70% for the year ended December 31, 1997.

Operating results in 1997 reflected higher net interest income and noninterest income. Net interest income of $1.7 million for the year ended December 31, 1997 was up 231% over the 1996 period. The 1997 provision for possible loan losses was $226,095. Noninterest income increased $255,844, or 305%, with significant increases in all categories of other income including other fees and service charges, net gain on sale and maturity of securities, insurance commission income and rental income. Noninterest expense was $1.8 million for the 1997 period, an increase of 80% over the 1996 period, primarily resulting from increased salaries and benefits. Expenses also increased due to the opening of an additional location.

NET INTEREST INCOME AND MARGIN

Net interest income increased $1.2 million or 231% for the year ended December 31, 1997 to $1.7 million compared to $512,773 in the period ended December 31, 1996.

PROVISION FOR LOAN LOSSES

During the year ended December 31, 1997, the provision for possible loan losses was $226,095. There were $1,335 charge-offs during the year ended December 31, 1997 and no charge-offs for the period ended December 31, 1996. The allowance for possible loan losses represented .70% of total loans, net of mortgage loans held-for-sale, at December 31, 1997, compared to .76% at December 31, 1996.

PROVISION FOR INCOME TAXES

For the year ended December 31, 1997, the provision for federal income taxes was ($5,077,) an increase of $58,366 from ($63,443) in 1996, primarily due to an increased effective tax rate in 1997 and the use of the NOL carryforward.

NONINTEREST INCOME

The Company's noninterest income was $339,599 during the year ended December 31, 1997, an increase of $255,844 or 305% over the comparable 1996 period. The increase was attributable to increases in all categories of noninterest income.

NONINTEREST EXPENSE

Noninterest expense totaled $1.8 million for the year ended December 31, 1997, an increase of $780,680. Compensation and related benefits of $782,029 accounted for 44% of the total compared to $482,684 or 49% for the period ended December 31, 1996.

BALANCE SHEET REVIEW

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity and capital. These components are examined below.

INVESTMENT SECURITIES

Investment securities totaled $12.2 million at December 31, 1998. The majority of the holdings are backed by U. S. Government or Federal Agency guarantees limiting the credit risk associated with these securities. At December 31, 1998, all of the investment securities were held as available-for-sale compared to $6.5 million at December 31, 1997.

LOANS

Loans outstanding totaled $86.1 million at December 31, 1998. This represented an increase of 71% from the December 31, 1997 outstanding loans of $50.3 million.

Consumer loans increased to $7.7 million at December 31, 1998, an increase of 62% from $4.8 million at December 31, 1997. Real estate construction lending totaled $22.0 million and $11.9 million at December 31, 1998 and 1997, respectively. Commercial loans of $26.6 million at December 31, 1998 increased 117% from $12.3 million at December 31, 1997.

NON-PERFORMING ASSETS

There were no non-performing assets or nonaccrual loans at December 31, 1998 and December 31, 1997. The allowance for possible loan losses was $630,324 and $355,474 at December 31, 1998 and 1997, respectively. Management believes the allowance for possible loan losses is adequate to provide for potential loan losses.

DEPOSITS

Total deposits at December 31, 1998 of $96.4 million, represented an increase of $24.1 million or a 33% increase from $72.2 million at December 31, 1997. Non-interest bearing demand deposits totaled $5.6 million at December 31, 1998, a decrease of $1.5 million from December 31, 1997. Interest bearing demand and money market deposits increased $9.7 million to $18.4 million at December 31, 1998. Savings deposits increased $2.8 million to $6.1 million at December 31, 1998. Time deposits of $66.3 million increased from $53.2 million at December 31, 1997.

CAPITAL

Equity capital at December 31, 1998 was $11.6 million, an increase of $0.7 million from $10.9 million at December 31, 1997. A $5,000 dividend was paid by the Savings Bank to the Company in connection with the reorganization. This special one time dividend was approved by the Commissioner of the Tennessee Department of Financial Institutions.

At December 31, 1998, all capital ratios were in excess of the regulatory minimums, with the Company's Tier 1, total risk-based and leverage ratio of 16.24%, 14.98% and 9.44%, respectively.

LIQUIDITY

The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity which the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and a line of credit for the Federal Home Loan Bank of Cincinnati totaling $12.9 million at December 31, 1998.

EFFECTS OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation. In the current interest rate environment, the liquidity and maturity structures of the Company's assets and liabilities are critical to maintenance of acceptable performance levels.

YEAR 2000 COMPLIANCE

The Year 2000 poses serious challenges to the banking industry. Many experts believe that even the most prepared organizations may encounter some implementation problems. The federal banking agencies are concerned that financial institutions avoid major disruptions to service and operations. All banks are required to have an action plan to address Year 2000 issues which must include an indication of management awareness of the problems and the commitment to solutions; identification of external risks; and operational issues that are relevant to a bank's Year 2000 planning.

The Federal Financial Institutions Examination Council ("FFIEC") has issued guidelines and target time frames to accomplish critical actions concerning Year 2000 compliance:

         * By September 30, 1997, all banks should have identified affected applications and databases. Mission critical applications should be identified and an action plan set for Year 2000 work.

         * By December 31, 1997, code enhancements and revisions, hardware upgrades, and other associated changes should be largely completed by all banks. In addition, for mission critical applications, programming changes should be largely completed and testing should be well underway.

         * Between January 1, 1999 and December 31, 1999, banks should be testing and implementing their Year 2000 conversion programs.

         External factors which may adversely affect the Company include reliance on vendors, such as third-party data processing services and software and hardware vendors; electronic data-sensitive exchange among other financial institutions which may not be Year 2000 compliant; corporate customers of the Company and other debtors.

         The Company has been assessing its state of readiness by evaluating its information technology ("IT") and non- IT systems. IT systems commonly include data processing, accounting and telephone systems. with respect to its IT systems, the Company estimates that its Year 2000 identification, assessment and remediation efforts are substantial complete. during 1999, further testing will be carried out in order to ensure that all systems are working properly. the company has assessed its Year 2000 status in regard to non-IT systems and has determined that no material risk exists.

         The Company has communicated with its significant vendors in order to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. The Company has received either verbal or written assurance from these vendors that they expect to address all their significant Year 2000 issues on a timely basis. With respect to significant borrowers and depositors, the Company does not anticipate any material Year 2000 issues.

         The Company has expended $15,000 in connection with its Year 2000 readiness and believes the cost of its further Year 2000 identification, assessment, remediation and testing efforts will not exceed $10,000.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of the Company are set forth below.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                              INDEX TO AUDIT REPORT
                           DECEMBER 31, 1998 AND 1997


AUDITED CONSOLIDATED FINANCIAL STATEMENTS:                                 PAGES
                                                                           -----
      Independent Auditor's Report                                              7

      Consolidated Statements of Financial Condition                           28

      Consolidated Statements of Income                                        29

      Consolidated Statements of Changes in Stockholders' Equity               30

      Consolidated Statements of Cash Flows                                 31-32

      Notes to Consolidated Financial Statements                            33-35

      Statement of Management Responsibility                                  56

                                                BAYLOR AND BACKUS
   D.G. LEONARD, CPA                      CERTIFIED PUBLIC ACCOUNTANTS                 E.N. BACKUS, CPA (1907-1971)
   R.F. VANHOY, CPA                          2112 NORTH ROAN STREET                    T.E. HULSE, CPA (1927-1975)
     ------------                    FIRST TENNESSEE BUILDING, EIGHTH FLOOR            E.R. BAYLOR, CPA (1894-1982)
                                                  P.O. BOX 1736                        A.C. NICKELL, CPA (1921-1983)
   T.S. JOHNSON, CPA                      JOHNSON CITY, TENNESSEE 37605                W.E. MORELOCK, CPA (1927-1985)
   C.J. STAMPFLI, CPA                            (423) 282-9000                        H.L. SIENKNECHT, CPA (1917-1990)






                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and
  the Board of Directors
State of Franklin Bancshares, Inc.
Johnson City, Tennessee

We have audited the accompanying consolidated statements of financial condition of State of Franklin Bancshares, Inc. (a Tennessee corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, and the period February 15, 1996 (date of inception) to December 31, 1996. These consolidated financial statements are the responsibility of State of Franklin Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State of Franklin Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and the period February 15, 1996 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.




BAYLOR AND BACKUS
Certified Public Accountants

Johnson City, Tennessee

February 26, 1999









    MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS & TENNESSEE
                    SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997

                                   A S S E T S

                                                         1998           1997
                                                  -----------    -----------
Cash and Cash Equivalents                          13,928,172     12,415,800
Investments - Held-To-Maturity
  (Estimated Market 1998 - $-0-)
  (Estimated Market 1997 - $10,023,214)                    --     10,000,000
Investments - Available-for-Sale                   12,248,572      6,462,901
Loans Receivable, Net                              86,104,974     50,374,093
Accrued Interest Receivable, Net                      685,963        400,760
Land, Buildings and Equipment at Cost Less
  Accumulated Depreciation of $347,134 in 1998
  and $146,286 in 1997                              4,117,351      3,568,281
Prepaid Expense and Accounts Receivable                48,218         80,110
Receivable from ESOP                                  108,286             --
FHLB Stock                                            471,200             --
Leases Receivable, Net                                120,999             --
Investment in Service Bureau at Cost                   15,000         15,000
Deferred Tax Assets                                   186,946         55,445
                                                  -----------    -----------
         Total Assets                             118,035,681     83,372,390
                                                  ===========    ===========

   L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Liabilities:

Deposits                                           96,364,077     72,243,884
Advances by Borrowers for Taxes and Insurance          98,784         59,911
Accrued Interest on Deposits                          103,769         43,469
Accounts Payable and Accrued Expenses                 189,379        122,026
Notes Payable                                         687,925             --
FHLB Advances                                       9,000,000             --
Deferred Gain on REO                                   21,448             --
                                                  -----------    -----------
Total Liabilities                                 106,465,382     72,469,290
                                                  -----------    -----------

Stockholders' Equity:

Common Stock, $1.00 Par Value,
  Authorized: 3,000,000 Shares; Issued: 1,180,152
    Shares at December 31, 1998 and 1,111,280
    Shares at December 31, 1997                     1,180,152      1,111,280
Common Stock Subscribed                                 6,996             --
Paid-In Capital                                    10,905,359     10,160,136
Accumulated Other Comprehensive Income                 39,820         25,381

Retained Earnings                                     102,792       (393,697)
Less: Employee Stock Ownership                       (664,820)            --
                                                  -----------    -----------
Total Stockholders' Equity                         11,570,299     10,903,100
                                                  -----------    -----------
         Total Liabilities and Stockholders'
               Equity                             118,035,681     83,372,390
                                                  ===========    ===========


                   The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND
      THE PERIOD FEBRUARY 15, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996


                                                                     1998         1997          1996
                                                                ---------    ---------     ---------
Interest Income
   Interest on Loans                                            5,756,736    2,729,255       570,212
   Interest on Cash Equivalents and Investments                 1,820,032    1,946,194       629,918
                                                                ---------    ---------     ---------
         Total Interest Income                                  7,576,768    4,675,449     1,200,130
                                                                ---------    ---------     ---------
Interest Expense
   Interest on Deposits                                         4,457,203    2,975,541       687,357
   Other Interest                                                 303,932          786            --
                                                                ---------    ---------     ---------
         Total Interest Expense                                 4,761,135    2,976,327       687,357
                                                                ---------    ---------     ---------

Net Interest Income Before Provision for Loan Losses            2,815,633    1,699,122       512,773
Provision for Loan Losses                                        (275,127)    (226,095)     (130,715)
                                                                ---------    ---------     ---------

         Net Interest Income After Provision for Loan Losses    2,540,506    1,473,027       382,058
                                                                ---------    ---------     ---------
Other Income
   Other Fees and Service Charges                                 176,455       87,238        17,557
   Net Gain on Loans Sold                                          46,180       15,138            --
   Net Gain on Sale and Maturity of Securities                     38,769      148,045        58,125
   Insurance Commission Income                                     37,120       34,776            --
   Rental Income, Net                                             102,330       36,839            --
   Other                                                           10,301       17,563         8,073
                                                                ---------    ---------     ---------
         Total Other Income                                       411,155      339,599        83,755
                                                                ---------    ---------     ---------
Other Expenses
   Compensation and Related Benefits                            1,048,393      782,029       482,684
   Occupancy Expenses                                             246,437      190,762        45,658
   Furniture and Equipment Expenses                               183,905       98,439        45,740
   Advertising                                                    118,102      132,316       100,342
   Data Processing Expense                                        218,251      121,240        53,107
   Other                                                          587,878      435,882       252,457
                                                                ---------    ---------     ---------
         Total Other Expenses                                   2,402,966    1,760,668       979,988
                                                                ---------    ---------     ---------
Income (Loss) Before Income Taxes                                 548,695       51,958      (514,175)
Provision for Income Taxes                                        (52,206)       5,077        63,443
                                                                ---------    ---------     ---------
Net Income (Loss)                                                 496,489       57,035      (450,732)
                                                                =========    =========     =========
Basic and Diluted Earnings (Loss) Per Share                          0.44         0.05         (0.74)
                                                                     ====         ====          ====



                   The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND
      THE PERIOD FEBRUARY 15, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996


                                                                                Accumulated
                                                    Common                         Other                    Employee
                                        Common       Stock       Paid-In       Comprehensive   Retained       Stock
                                        Stock      Subscribed    Capital          Income       Earnings     Ownership      Total
                                      ---------    ----------   ----------     -------------   --------     ---------    ----------
Net Proceeds
  from Initial Stock Offering           610,000         --      5,230,415              --           --            --      5,840,415
                                                                                                                         ----------

Comprehensive Income
   Other Comprehensive Income,
    Net of Tax:
     Unrealized Gains on Securities
      Available-For-Sale:
       Unrealized Holding Gains
        Arising During the Period            --         --             --          58,997           --            --         58,997

   Net Loss                                  --         --             --              --     (450,732)           --       (450,732)
                                                                                                                         ----------

         Total Comprehensive Income          --         --             --              --           --            --       (391,735)
                                      ---------      -----     ----------          ------      -------      --------     ----------
Balance at December 31, 1996            610,000         --      5,230,415          58,997     (450,732)           --      5,448,680
                                                                                                                         ----------

Net Proceeds
  from Secondary Stock Offering         501,280         --      4,929,721              --           --            --      5,431,001
                                                                                                                         ----------

Comprehensive Income
   Other Comprehensive Income,
    Net of Tax:
     Unrealized Gains on Securities
      Available-For-Sale:
       Unrealized Holding Gains
        Arising During the Period
          (Net of $61,152
            Income Tax)                      --         --             --          59,709           --            --         59,709
       Less:
         Reclassification Adjustment
           (Net of $48,076
             Income Tax)                     --         --             --         (93,325)          --            --        (93,325)
                                                                                                                         ----------

                                             --         --             --              --           --            --        (33,616)

         Net Income                          --         --             --              --       57,035            --         57,035
                                                                                                                         ----------
         Total Comprehensive Income          --         --             --              --           --            --         23,419
                                      ---------      -----     ----------          ------      -------      --------     ----------
Balance at December 31, 1997          1,111,280         --     10,160,136          25,381     (393,697)           --     10,903,100
                                                                                                                         ----------

Net Proceeds
  from Sale of Stock                     68,872      6,996        745,223              --           --      (700,000)       121,091
                                                                                                                         ----------
ESOP Shares Allocated                        --         --             --              --           --        35,180         35,180
                                                                                                                         ----------
Comprehensive Income
   Other Comprehensive Income,
    Net of Tax:
     Unrealized Gains on Securities
      Available-For-Sale:
       Unrealized Holding Gains
        Arising During the Period
          (Net of $20,496
            Income Tax)                      --         --             --          39,820           --            --         39,820
       Less:
         Reclassification Adjustment
           (Net of $14,520
             Income Tax)                     --         --             --         (25,381)          --            --        (25,381)
                                                                                                                         ----------

                                             --         --             --              --           --            --         14,439

   Net Income                                --         --             --              --      496,489            --        496,489
                                                                                                                         ----------

         Total Comprehensive Income          --         --             --              --           --            --        510,928
                                      ---------      -----     ----------          ------      -------      --------     ----------
Balance at December 31, 1998          1,180,152      6,996     10,905,359          39,820      102,792      (664,820)    11,570,299
                                      =========      =====     ==========          ======      =======      ========     ==========

                   The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND
      THE PERIOD FEBRUARY 15, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996




                                                                     1998            1997            1996
                                                              -----------     -----------     -----------
Cash Flows from Operating Activities
  Net Income (Loss)                                               496,489          57,035        (450,732)
  Items Not Affecting Cash and Cash Equivalents:
     Depreciation                                                 200,848         107,624          38,662
     (Increase) in Accrued Interest                              (285,203)       (238,330)       (162,430)
     Deferred Tax Assets                                         (139,229)         (5,077)        (63,443)
     Provisions for Loan Losses, Net                              274,850         224,759         130,715
     (Increase) Decrease in Prepaid Expenses
       and Accounts Receivable                                        568         (44,510)        (35,600)
     Increase in Interest Payable                                  60,300          21,845          21,623
     Increase (Decrease) in Accounts Payable
       and Accrued Expenses                                        67,353        (180,007)        302,033
     Increase in Deferred Loan Fees, Net                           14,873          35,042          17,647
     (Gain) on Sale of Investments                                (38,769)       (148,045)        (58,125)
     Discount Accretion                                            (9,097)        (23,559)             --
     Earned ESOP Shares                                            35,180              --              --
     FHLB Stock Dividends                                         (20,359)             --              --
     (Increase) in Leases Receivable, Net                        (120,999)             --              --
                                                              -----------     -----------     -----------

       Net Cash Provided (Used) by Operating Activities           536,805        (193,223)       (259,650)
                                                              -----------     -----------     -----------




Cash Flows from Investing Activities
  Purchase of Investments                                     (20,233,390)    (16,284,843)    (20,095,654)
  Proceeds from Maturities of Held-to-Maturity Investments     10,000,000              --       2,166,002
  Proceeds from Sale of Available-for-Sale Investments          6,874,235      12,683,359       3,514,062
  Proceeds from Maturities of Available-for-Sale Investments    7,500,000       1,500,000         250,000
  Principal Payments on Mortgage-Backed Securities
    Available-for-Sale                                            143,676          72,359              --
  Increase in Loans Receivable, Net                           (35,999,155)    (33,680,751)    (17,101,505)
  Purchases of Premises and Equipment                            (749,918)     (2,068,063)     (1,646,504)
  Investment in Service Bureau                                         --              --         (15,000)
  Purchase of FHLB Stock                                         (451,000)             --              --
                                                              -----------     -----------     -----------

       Net Cash Used by Investing Activities                  (32,915,552)    (37,777,939)    (32,928,599)
                                                              -----------     -----------     -----------


                                                                               1998           1997           1996
                                                                        -----------     ----------    -----------
Cash Flows from Financing Activities
  Net Increase in Deposits                                               24,120,193     38,026,675     34,217,209
  Net Increase in Advances by Borrowers
    for Taxes and Insurance                                                  38,873         40,303         19,608
  Issuance of Common Stock, Net                                              55,483      5,431,001      6,100,000
  Organization Costs                                                        (11,355)            --       (259,585)
  Proceeds from Debt                                                     10,300,000             --             --
  Repayments of Debt                                                       (612,075)            --             --
                                                                        -----------     ----------    -----------

       Net Cash Provided by Financing Activities                         33,891,119     43,497,979     40,077,232
                                                                        -----------     ----------    -----------

         Net Increase in Cash and Cash Equivalents                        1,512,372      5,526,817      6,888,983

Cash and Cash Equivalents at Beginning of Period                         12,415,800      6,888,983             --
                                                                        -----------     ----------    -----------

         Cash and Cash Equivalents at End of Period                      13,928,172     12,415,800      6,888,983
                                                                        ===========     ==========    ===========




Supplemental Schedule of Noncash Investing and Financing Activities:

  Acquisition of Operating Equipment for Contributed Capital                     --         16,500             --
  Acquisition of Real Estate Property through Foreclosure
    of Related Loan                                                         241,600             --             --
  Origination of Mortgage Loan to Finance the Sale
    of Foreclosed Real Estate                                               270,000             --             --
                                                                        ===========     ==========    ===========



Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:

     Taxes                                                                  170,415             --             --

     Interest                                                             4,700,835      2,954,482        665,733
                                                                        ===========     ==========    ===========



                   The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           INCORPORATION AND OPERATIONS

           State of Franklin Bancshares, Inc. (Company) was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of State of Franklin Savings Bank (Savings Bank). The stockholders of the Savings Bank exchanged their shares for the shares of the Company, whereby the Savings Bank became a wholly owned subsidiary of the Company. State of Franklin Leasing Corporation (Leasing Corp) was incorporated under the laws of the State of Tennessee for the purpose of lease financing. The Leasing Corp is a wholly owned subsidiary of the Company. John Sevier Title services, Inc. (Title Company) is the wholly owned subsidiary of the Savings Bank.

           The State of Franklin Savings Bank (Savings Bank), headquartered in Johnson City, Tennessee, was incorporated on February 15, 1996, and was the first Tennessee Chartered Stock Savings Bank under the Savings Bank Chartering Act of 1991 (Savings Bank Act). The Savings Bank's application to the Federal Deposit Insurance Corporation
           (FDIC) to obtain federal deposit insurance for the Savings Bank's deposit accounts under the Bank Insurance Fund (BIF) was approved on February 9, 1996. The Tennessee Department of Financial Institutions (Department) approved the Savings Bank's registration on February 15, 1996.

           The Savings Bank's initial stock offering of 610,000 shares was completely subscribed. All shares were purchased as of March 31, 1996, the end of the initial offering period.

           A private placement offering was conducted in 1997 with 501,280 shares of subscribed common stock sold for $11 per share. The date of the offering was April 7, 1997, expiring on September 30, 1997. Total proceeds received related to the offering were $5,495,380 and a receivable of $18,700 was due from Individual Retirement Account transfers at December 31, 1997. Expenses relating to the offering were $83,079. The net proceeds of $5,431,001 were used to provide capital to support future operations.

           The State of Franklin Savings Bank's primary market area is Washington and Sullivan Counties and their immediate vicinity in Tennessee. The Savings Bank has three branches in Johnson City, Tennessee, and one branch in Kingsport, Tennessee.

           The principal business of the Savings Bank is to accept savings deposits from the general public and to invest such funds in residential mortgage loans and, to a lesser extent, consumer and commercial loans. The Savings Bank provides a wide variety of financial services to its customers.

           A summary of significant accounting policies of the Company follows:

           BASIS OF FINANCIAL STATEMENT PRESENTATION

           The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and reflect the accrual method of accounting. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

           Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1     Continued

           A substantial portion of the Savings Bank's loans are secured by real estate in local markets. Accordingly, the ultimate collectibility of a substantial portion of the Savings Bank's loan portfolio is susceptible to changes in local market conditions.

           Management believes the allowance for loan losses is adequate.

           While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Saving Bank's allowances for losses on loans. Such agencies may require the Savings Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

           LAND, BUILDINGS AND EQUIPMENT

           Land is carried at cost. Buildings and equipment, including leasehold improvements, are carried at cost and are being depreciated over their estimated useful lives on the straight line method. Repairs and maintenance items are expensed and improvements are capitalized. Upon retirement or sale, any gain or loss will be charged to operations.

           CASH EQUIVALENTS

           For the purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

           LOANS RECEIVABLE

           Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees and unearned discounts.

           Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

           Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

           Loans are placed on nonaccrual when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income, and thereafter interest is recognized only to the extent of payments received.

           The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Savings Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and decreased by charge-offs (net of recoveries).

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1     Continued

           INVESTMENT AND MORTGAGE-BACKED SECURITIES

           The Company is subject to Statement of Financial Accounting Standards
           (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investment and mortgage-backed securities are categorized as either held-to-maturity, trading account or available-for-sale securities.

           Held-to-maturity securities are bonds, notes and debentures for which the Savings Bank has the positive intent and ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

           Trading account securities are investments held principally for resale in the near term and mortgage-backed securities held for sale in conjunction with mortgage banking activities. Trading account securities would be recorded at their fair values. Unrealized gains and losses on trading account securities would be included immediately in other income. The Savings Bank has no securities in this classification at year end.

           Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities. The change in unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a separate component of other comprehensive income until realized. Realized gains (losses) on available-for-sale securities are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period of maturity.

           Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would have resulted in write-downs of the individual securities to their fair value. No write-downs have been included in earnings as realized losses.


           FEDERAL HOME LOAN BANK STOCK

           Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula and is carried at cost on the statement of financial condition.


           FORECLOSED REAL ESTATE

           Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the institution has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

           At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1     Continued

           INCOME TAXES

           Income taxes are provided for the tax effects of the transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities and allowance for loan losses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

           DIVIDENDS

           As was anticipated, for at least the first three years of operations, all earnings which were generated from the operations of the Savings Bank were used to finance the growth of the Savings Bank and were not available to be paid to outside stockholders as dividends. Hereafter, in determining whether dividends will be declared on the Common Stock, the Board of Directors will take into account the Company's operating results, financial constitution, tax considerations, future capital and cash flow requirements, and other relevant factors.

           Tennessee law requires that dividends be paid only from retained earnings (or undivided profits), except that dividends may be paid from capital surplus with the prior written consent of the Tennessee Department of Financial Institutions. Tennessee laws regulating savings banks require certain charges against and transfers from an institution's undivided profits account before undivided profits can be made available for the payment of dividends. In addition, the Department generally prohibits a newly chartered institution from paying dividends during its first three years of operations without the Department's prior approval.

           On August 21,1998, the Savings Bank paid a special one-time dividend of $5,000 to the Company. This dividend was used to pay expenses related to the formation of the Holding Company. The Savings Bank had received approval from the State of Tennessee Department of Financial Institutions.

           RECLASSIFICATIONS

           In instances where required, amounts reported in prior year's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the December 31, 1998 consolidated financial statements.


NOTE 2     CASH AND CASH EQUIVALENTS

           At December 31, 1998, 1997 and 1996, cash and cash equivalents were as follows:


                                                1998         1997        1996
                                          ----------   ----------   ---------
           Cash Working Funds                314,605      319,216     182,648
           Federal Funds Sold              6,421,000   10,094,000   5,224,956
           Due from Banks                  2,192,567    2,002,584   1,481,379
           Short-Term Interest Bearing
             Deposits                      5,000,000           --          --
                                          ----------   ----------   ---------
                                          13,928,172   12,415,800   6,888,983
                                          ==========   ==========   =========

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 3     LAND, BUILDINGS AND EQUIPMENT

           Fixed assets at December 31, 1998, 1997 and 1996 are summarized as follows:

                                                                1998         1997         1996
                                                           ---------    ---------    ---------
           Land                                              850,000      850,000      100,000
           Buildings and Leasehold Improvements            2,213,345    1,964,431    1,007,406
           Furniture, Fixtures and Equipment               1,401,140      900,136      539,098
                                                           ---------    ---------    ---------
                                                           4,464,485    3,714,567    1,646,504
           Less: Accumulated Depreciation                    347,134      146,286       38,662
                                                           ---------    ---------    ---------
                                                           4,117,351    3,568,281    1,607,842
                                                           =========    =========    =========

NOTE 4     LOANS RECEIVABLE

           Loans receivable at December 31, 1998, 1997 and 1996 consist of the following:


                                                                  1998           1997           1996
                                                           -----------    -----------    -----------
               First Mortgage Loans                         36,823,269     24,984,570     11,356,572
               Construction Loans                           22,024,861     11,859,068      4,217,400
               Consumer Loans                                7,726,136      4,764,911      2,107,552
               Participation Loans, Net                        863,162        873,263             --
               Commercial Loans                             26,603,529     12,256,079      2,439,451
               Savings Account Loans                           545,011        193,130         81,178
               Credit Line Advances                            396,618        239,115         14,324
                                                           -----------    -----------    -----------
                 Gross Loans Receivable                     94,982,586     55,170,136     20,216,477
                                                           -----------    -----------    -----------

               Less:
                 Undisbursed Portion of Loans in Process    (8,179,727)    (4,387,881)    (3,114,972)
                 Net Deferred Loan Origination Fees            (67,561)       (52,688)       (17,647)
                 Accumulated General Loan Loss Reserves       (630,324)      (355,474)      (130,715)
                                                           -----------    -----------    -----------
                                                            (8,877,612)    (4,796,043)    (3,263,334)
                                                           -----------    -----------    -----------
               Loans Receivable as Determined in
                 Accordance with Generally Accepted
                 Accounting Principles                      86,104,974     50,374,093     16,953,143
                                                           ===========    ===========    ===========

               An analysis of the allowance for loan losses
                 is as follows:

                 Balance - Beginning of Period                 355,474        130,715             --

                 Provision for Losses                          275,127        226,094        130,715
                 Actual Loan Losses                               (277)        (1,335)            --
                                                           -----------    -----------    -----------

                 Balance - End of Period                       630,324        355,474        130,715
                                                           ===========    ===========    ===========



              The gross amount of participation loans serviced by State of Franklin Savings Bank is $1,220,000.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 5     SUPERVISION AND REGULATION

           GENERAL

           As a Tennessee-chartered federally insured savings bank, the Savings Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Savings Bank is regularly examined by the FDIC and the Tennessee Department of Financial Institutions and files periodic reports concerning its activities and financial condition with its regulators. The Savings Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of the State of Tennessee, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

           Federal and state banking laws and regulations govern all areas of the operation of the Savings Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. The primary federal regulator of the Savings Bank, the FDIC, has authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

           Tennessee law permits the Savings Bank to become a member of the Federal Reserve System or the Federal Home Loan Bank System. The Savings Bank is a member of the Federal Home Loan Bank of Cincinnati. The FHLB of Cincinnati functions as a central reserve bank which provides credit for member institutions. The Savings Bank, as a member of the FHLB of Cincinnati, is required to own capital stock in the FHLB of Cincinnati. Provided certain standards related to creditworthiness continue to be met, the Savings Bank will be authorized to apply for additional advances on the security of such stock and on certain of its residential mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States). The Savings Bank's current advances from FHLB are disclosed in Note 10.

           TENNESSEE SUPERVISION AND REGULATION

           As a Tennessee-chartered savings bank, the Savings Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the type of permissible investments, and geographic expansion, among other things. The Savings Bank must submit an application and receive the approval of the Department before opening a new branch office or merging with another financial institution. The Commissioner of the Department (Commissioner) has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Savings Bank to cease and desist from violating a law or regulation and unsafe and unsound banking practices.

           FEDERAL REGULATION

           The Savings Bank was approved by the FDIC to have its deposit accounts insured up to applicable limits by the Bank Insurance Fund. The BIF was designated as an insurance fund pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). As insurer, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state-chartered banks that are not members of the Federal Reserve System. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof. FDIC supervision and regulation is intended primarily for the protection of depositors and the FDIC insurance funds.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 5     Continued

           Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for noncompliance. For example, proceedings may be instituted against any insured bank or any director, officer, or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance pursuant to procedures established for that purpose. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Savings Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 1998, the most recent notification from the FDIC categorized the Savings Bank as well-capitalized under the regulatory framework for prompt corrective action. The "prompt corrective action" regulations established five categories of depository institutions: (1) well-capitalized, (2) adequately capitalized, (3) under-capitalized, (4) significantly under-capitalized, and (5) critically under-capitalized. Each category relates to the level of capital for the depository institution. A "well-capitalized" institution meets the minimum level required by regulation (i.e., total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater). To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                  For Capital
                                                                               Adequacy Purposes
                                                                                 And To Be Well
                                                                               Capitalized Under
                                                                               Prompt Corrective
                                                          Actual               Action Provisions
                                                     -----------------         -----------------
              In Thousands (Unaudited)               Amount      Ratio         Amount      Ratio
           ------------------------------            -----------------         -----------------
           As of December 31, 1998:
                Total Risk-Based Capital
                  (to Risk-Weighted Assets)          11,908      16.24%        >7,334       10.0%
                                                                               -
                Tier 1 Capital
                  (to Risk-Weighted Assets)          10,989      14.98%        >4,400        6.0%
                                                                               -
                Tier 1 Capital
                  (to Adjusted Total Assets)         10,989       9.44%        >5,823        5.0%
                                                                               -
           As of December 31, 1997:
                Total Risk-Based Capital
                  (to Risk-Weighted Assets)          11,095      24.5%         >4,524       10.0%
                                                                               -
                Tier 1 Capital
                  (to Risk-Weighted Assets)          10,529      23.3%         >2,714        6.0%
                                                                               -
                Tier 1 Capital
                  (to Adjusted Total Assets)         10,529      13.6%         >3,873        5.0%
                                                                               -

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 6     MORTGAGE-BACKED SECURITIES

           Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are classified as available-for-sale securities and carried at fair value. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.


NOTE 7     EMPLOYEE AND DIRECTOR BENEFIT PLANS

           RETIREMENT PLAN

           The Savings Bank had a noncontributory retirement plan for all eligible employees. The benefits were funded by an annual payment into each employee's Individual Retirement Account. The cost of the plan was $0, $0 and $36,557 for the periods ended December 31, 1998, 1997 and 1996, respectively. The employees were 100% vested in the plan. The plan was terminated as of January 1, 1997.

           EMPLOYEE STOCK OWNERSHIP PLAN

           The company has an employee stock ownership plan (ESOP) for those employees who meet the eligibility requirements of the plan. The ESOP was established and funded for 1997. On February 28, 1998, 5,236 shares of the Savings Bank with a fair value of $57,600 were issued for the 1997 contribution. The Savings Bank stock was exchanged for Company stock as discussed in Note 1. During the third quarter of 1998, the ESOP borrowed $700,000 from the Company and used the funds to purchase 63,636 shares of common stock of the Company at $11 per share. This increased the ESOP's shares from 5,236 to 68,872. Note payments are $8,218 per month for ten years with a fixed interest rate of 7.25%. The note balances outstanding at December 31, 1998, 1997 and 1996 were $692,022, $0 and $0, respectively.

           A related loan was obtained for the purpose of leveraging the ESOP in the amount of $700,000 with similar terms and collaterized with stock. The note balances outstanding at December 31, 1998, 1997 and 1996 were $687,925, $0 and $0, respectively.

           ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:

                                                                December 31,
                                                            1998           1997
                                                         -------        -------
           Number of Shares
                  Released and allocated                   6,333             --
                  Committed to be Released                 2,101          5,236
                  Suspense                                60,438             --

           Fair Value
                  Released and allocated                  69,663             --
                  Committed to be Released                23,111         57,600
                  Suspense                               664,820             --

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 7     Continued

           The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's ESOP compensation costs exclude interest which is classified as such on the statement of income. Contributions to the ESOP are as follows:

                                                            December 31,
                                                         1998           1997
                                                       ------         ------
           Compensation Expense                        76,222         57,600
           Contributions                               76,222         57,600

           No dividends have been declared on the Company's stock. If dividends are paid, the ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released will be considered outstanding.

           The released Company stock will be allocated to employees based on their salaries. Generally, all employees who work over 1,000 hours are eligible for the plan after one year of service. Employees will be vested after seven years of service. This plan includes a 401(k) feature that began in 1998, which allows employees to defer up to 6% of their salary and is matched by the Company up to the maximum allowed amount.

           In connection with the 401(k) provision and the Company contribution, there were 6,996 shares of common stock subscribed at December 31, 1998.


           STOCK OPTION PLANS

           On December 21, 1996, the Savings Bank's Board of Directors approved the Stock Option Plan for Directors and the Stock Option Plan for Management. A total of 15% of the original stock offering (91,500 shares) was reserved for these plans. These plans were retroactively amended after year end.

           Under the amended stock option plan for the outside directors, one-third of the total shares were granted to the outside directors as compensation for directors' fees over the next five years. Beginning when the Savings Bank had annual profitability, the options will vest at 20% per year to each director. This will total 2,346 shares per director. The exercise price of the options is $10 per share. The vested portion of the options may be exercised at any time. There is no termination date on the options, but in the event of death, the estate must exercise the options within twelve months. If the Savings Bank is sold or merged, the options become 100% vested.

           Under the stock option plan for management, the remaining 61,000 shares were granted to management as an incentive in the Savings Bank's performance. The options retroactively began to vest after three consecutive quarters of profitability. The options will vest at 20% per year for five years. The exercise price of the options is $10 per share. The vested portion of the options may be exercised at any time. There is no termination date on the options, but in the event of death, the estate must exercise the options within twelve months. If the individual leaves the service of the Savings Bank, the options must be exercised within three months, although this requirement may be waived by the board. If the Savings Bank is sold or merged, the options become 100% vested.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 7     Continued

           The stock option plans for outside directors and for management were amended again, effective April 17, 1998, for 15% of the secondary offering (75,192 shares). One-third of these shares was allocated to outside directors and the remaining to management. Exercise price of these options was set at $11 per share. The other terms of these options are the same as the terms of the original options.


                                                                                                    Weighted
                                                                                                     Average
                                                                           Awarded                  Exercise
                                                                             And                      Price
                                                                         Unexercised      Vested       Per
                                                                           Options        Options     Share
                                                                         ------------------------------------
           Options Granted - Outside Directors       January 1, 1998        30,500         5,630        $10

                                                     During 1998            25,064         5,012        $11

           Options Granted - Management              January 1, 1998        61,000        12,200        $10

                                                     During 1998            50,128        10,025        $11

           Options Expired - Outside Directors                              (2,346)           --
                                                                           -------        ------

           Options Outstanding - December 31, 1998                         164,346        32,867        $10.46
                                                                           =======        ======


           The State of Franklin Savings Bank accounts for these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation, (SFAS No. 123), the Savings Bank's net income and earnings per share would not have changed. SFAS No. 123 requires compensation cost to be calculated by the fair value based method. However, it is not possible to estimate the fair value of the options at the grant date. Therefore, the estimates of compensation cost have been determined by the intrinsic value based method.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 8        DEPOSITS

              Savings deposit balances are summarized as follows:


                                                           December 31, 1998                         December 31, 1997
                                                -------------------------------------    --------------------------------------
                                                 Average                                  Average
                                                  Rate           Amount       Percent      Rate            Amount       Percent
                                                -------        ----------     -------     -------        ----------     -------
              Passbook                            4.25          6,083,930        6.31       4.25          3,285,536       4.55

              Commercial Checking                 0.00          4,365,719        4.53       0.00          6,653,254       9.21

              Christmas Club                      4.25             24,198        0.03       4.25              5,048       0.01

              NOW                                 1.64          5,848,650        6.07       1.79          3,040,127       4.21

              Money Market Deposit                4.48         13,730,025       14.25       4.31          6,102,285       8.44
                                                               ----------     -------                   -----------     ------
                                                               30,052,522       31.19                    19,086,250      26.42
                                                               ----------     -------                   -----------     ------
              Fixed Term Certificate Accounts
                365 Day IRA                       5.27            832,859        0.86       5.75            914,838       1.27
                18 Month IRA                      5.34              8,058        0.01       5.97             46,188       0.06
                30 Month IRA                      5.12            384,998        0.40       6.04            357,024       0.49
                30 Month IRA (and Keogh)          6.09          3,446,063        3.58       6.12          2,542,476       3.52
                30 Month                          6.04         10,566,996       10.97       6.08         10,241,112      14.18
                12 Month Roth IRA                 4.3              99,665        0.10         --                 --         --
                18 Month Roth IRA                 4.9              32,773        0.03         --                 --         --
                30 Month Roth IRA                 5.69              6,866        0.01         --                 --         --
                7 Month                           5.5          10,396,334       10.79         --                 --         --
                30 Month Educational IRA          5.5                  79        0.00         --                 --         --
                9 Month                           5.49          3,195,279        3.31         --                 --         --
                1 Year                            5.39         11,280,906       11.71       5.83         15,543,368      21.52
                3 Year                            6.15          3,256,713        3.38       6.12          1,133,764       1.57
                Jumbo                             5.83          9,481,823        9.84       5.98          8,241,110      11.41
                2 Year                            5.8           6,059,613        6.29       6.07          3,368,326       4.66
                4 Year                            6.14            459,645        0.48       6.18            334,226       0.46
                5 Year                            5.92            372,264        0.38       6.09            140,270       0.19
                18 Month                          5.44          2,331,932        2.42       6.05          2,170,999       3.00
                182 Day Money Market              4.67          4,078,315        4.23       5.44          8,104,350      11.22
                90 Day Money Market               3.4              20,374        0.02       4.00             19,583       0.03
                                                               ----------      ------                    ----------     ------
                                                               66,311,555       68.81                    53,157,634      73.58
                                                               ----------      ------                    ----------     ------
                                                               96,364,077      100.00                    72,243,884     100.00
                                                               ==========      ======                    ==========     ======

              The contractual maturity of certificate accounts at December 31, 1998 and 1997, is as follows:

              Year Ending December 31, 1998                Year Ending December 31, 1997
              -----------------------------                -----------------------------
              1999               47,393,530                1998               34,415,114
              2000               13,584,484                1999               11,801,483
              2001                4,341,244                2000                6,422,470
              2002                  355,992                2001                  285,217
              2003 and After        636,305                2002 and After        233,350
                                 ----------                                   ----------
                                 66,311,555                                   53,157,634
                                 ==========                                   ==========

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 9         ACCRUED INTEREST RECEIVABLE, NET

                                                                                     1998            1997
                                                                                  -------         -------
               Loans (net of allowance for uncollected interest of $0)            471,133         251,986
               Mortgage Backed Securities                                             210           1,048
               Investment Securities                                              206,606         147,726
               Cash and Due from Banks                                              8,014              --
                                                                                  -------         -------
                                                                                  685,963         400,760
                                                                                  =======         =======


NOTE 10        FEDERAL HOME LOAN BANK ADVANCES

               Advances from FHLB are summarized as follows for the periods ended December 31, 1998 and 1997:

               Contractual Maturity                            1998              1997
               --------------------                       ---------         ---------
               Within 10 Years:
                 Fixed Rate                               9,000,000                --
                                                          =========         =========

               Weighted Average Rate                           5.42%               --%

               The Savings Bank pledges as collateral for these borrowings selected qualifying mortgage loans (as defined) under an agreement with the FHLB. Loans pledged at December 31, 1998 and 1997 were approximately $13,500,000 and $0, respectively.


NOTE 11        OTHER NONINTEREST EXPENSE

               Other noninterest expense amounts are summarized as follows for the periods ended December 31, 1998, 1997 and 1996:

                                                                               1998         1997         1996
                                                                            -------      -------      -------
               Other Noninterest Expense:
                  Seminars and Education Expenses                            36,343       24,308       15,218
                  Insurance Expense                                          32,241       32,322       21,213
                  Professional Expenses and Supervisory Examinations         99,748       61,133       48,304
                  Office Supplies and Postage                               149,478      144,851       98,719
                  Telephone                                                  82,512       43,638       17,703
                  Other                                                     187,556      129,630       51,300
                                                                            -------      -------     --------
                                                                            587,878      435,882      252,457
                                                                            =======      =======      =======

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 12        ORGANIZATION EXPENSE

               The following organization expenses were netted against paid-in capital:

                                                                1998         1997          1996
                                                              ------       ------       -------
                  Compensation and Related Benefits               --           --       147,984
                  Supplies                                        --           --        15,535
                  Telephone                                       --           --         3,199
                  Advertising                                     --           --         3,954
                  Other                                       11,355           --        88,913
                                                              ------       ------       -------

                                                              11,355           --       259,585
                                                              ======       ======       =======


NOTE 13      INVESTMENT SECURITIES

             The amortized cost and fair value of investment securities held-to-maturity and Available-for-Sale at December 31, 1998 and 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.


             December 31, 1998:
             ------------------
                                                                                Gross              Gross         Estimated
                                                             Amortized        Unrealized        Unrealized         Market
                                                                Cost             Gains            Losses            Value
                                                             ---------        ----------        ----------       ---------
             Available-for-Sale:
                United States Government
                  Agency Securities Maturing:
                   After one year
                     but within five years                    5,989,785           20,515                --        6,010,300
                   After five years
                     but within ten years                     5,564,386           39,557                --        5,603,943
                Mortgage Backed Securities:
                   Corporate issue                               35,947              211                --           36,158
                Other
                   Within one year                              598,171               --                --          598,171
                                                             ----------           ------         ---------       ----------

                          Total                              12,188,289           60,283                --       12,248,572
                                                             ==========           ======         =========       ==========

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 13      CONTINUED


             December 31, 1997:
             ------------------

                                                                                 Gross              Gross        Estimated
                                                             Amortized        Unrealized          Unrealized       Market
                                                                Cost             Gains              Losses         Value
                                                             ---------        ----------          ----------     ---------
             Held-to-Maturity:
                United States Government
                  Agency Securities Maturing:
                   After one year
                     but within five years                    2,300,000               --             4,656        2,295,344
                   After five years
                     but within ten years                     7,700,000           27,870                --        7,727,870
                                                             ----------           ------             -----       ----------

                          Total                              10,000,000           27,870             4,656       10,023,214
                                                             ==========           ======             =====       ==========

             Available-for-Sale:
                United States Government
                  Agency Securities Maturing:
                   After one year
                     but within five years                    1,500,000               --               981        1,499,019
                   After five years
                     but within ten years                     3,739,063           35,890                --        3,774,953
                   After ten years                            1,000,000            4,330                --        1,004,330
                Mortgage Backed Securities:
                   Corporate issue                              179,304            1,407                --          180,711
                Other
                   Within one year                                3,888               --                --            3,888
                                                             ----------           ------             -----       ----------

                          Total                               6,422,255           41,627               981        6,462,901
                                                             ==========           ======             =====       ==========


             Gross proceeds from sales of investment securities available-for-sale for the period ended December 31, 1998, 1997 and 1996 were $14,374,235, $14,183,359 and $3,764,062, respectively, resulting in gross gains of $38,769, $148,045 and $58,125, respectively.


NOTE 14      LEGAL PROCEEDINGS

             The Company and its subsidiaries are periodically involved in legal proceedings that are generally incidental to their businesses. At December 31, 1998, there were no legal proceedings that were expected to have a material impact on the Company's financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 15      RELATED PARTY TRANSACTIONS

             The Savings Bank has granted loans to its officers and directors. Management believes that such loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Activity with related parties during 1998, 1997 and 1996 was as follows:

                                                                       1998              1997            1996
                                                                  ---------         ---------         -------
             Loan Balances at the Beginning of the Period         2,046,056           555,432              --
             New Loans                                            2,514,787         1,656,131         580,362
             Repayments                                            (442,278)         (165,507)        (24,930)
                                                                  ----------        ---------         -------
             Loan Balances at the End of the Period               4,118,565         2,046,056         555,432
                                                                  =========         =========         =======

             Officers and directors have unsecured lines of credit that have not been used in the amount of $49,501, $56,500 and $6,781 at December 31, 1998, 1997 and 1996, respectively.

             Officers and directors also have unsecured overdraft protection accounts with available balances in the amount of $83,892, $26,518 and $34,641 at December 31, 1998, 1997 and 1996, respectively. Secured home-equity lines of credit for officers and directors have an available amount of $39,579, $15,170 and $199,468 at December 31, 1998, 1997 and 1996, respectively.

             Two individuals, one a director and the other an officer and director, are also partners in a partnership in which the following significant transaction occurred:

             The Savings Bank leases the Browns Mill Office in Johnson City from the partnership. The monthly lease payments were $2,550 per month in both 1998 and 1997 and $3,400 per month in 1996.

NOTE 16      COMMITMENTS

             In the normal course of business, State of Franklin Savings Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Savings Bank are as follows:

                                                      December 31, 1998                              December 31, 1997
                                            --------------------------------------         -------------------------------------
                                            Fixed        Variable                          Fixed       Variable
                                             Rate          Rate            Total            Rate         Rate            Total
                                            -------      ---------       ---------         ------      ---------       ---------
             Mortgage Loans
               to Originate                      --        294,400         294,400             --      1,008,200       1,008,200
             Unsecured Lines
               of Credit                         --        511,287         511,287             --        673,794         673,794
             Overdraft Protection
               Accounts                     260,595             --         260,595         89,091             --          89,091
             Home Equity
               Lines of Credit                   --      2,498,854       2,498,854             --      1,633,350       1,633,350
             Commercial                          --      2,451,831       2,451,831             --      1,377,724       1,377,724
                                            -------      ---------       ---------         ------      ---------       ---------
                                            260,595      5,756,372       6,016,967         89,091      4,693,068       4,782,159
                                            =======      =========       =========         ======      =========       =========

             Commitments under standby letters of credit totaled approximately $292,133 and $965,000 at December 31, 1998 and 1997, respectively.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 16      Continued

             At December 31, 1998, the Savings Bank had unused lines of credit for funds purchases and daylight overdrafts with two banks. The lines total $1,500,000 each and have variable interest rates based on the lending bank's daily federal funds rate. The Savings Bank also has unused lines of credit with FHLB in the amount of $7,902,000.

             The Savings Bank is engaged in the sale of mortgage loans on the secondary market. These loans are sold outright and are not serviced by the Savings Bank. There were no loan sales in the year of 1996. The gain on the sale of these mortgage loans is as follows:

                                                           1998             1997
                                                      ---------        ---------
                Selling Price                         5,083,213        1,161,502
                Less: Carrying Value                  5,016,375        1,140,479
                      Loan Cost                          20,658            5,885
                                                      ---------        ---------
                Net Gain on Loans Sold                   46,180           15,138
                                                      =========        =========

             At December 31, 1998 and 1997, the Savings Bank had mortgage loans committed to be sold totaling $1,627,400 and $180,300, respectively. Commitments to originate loans to be sold on the secondary market were $1,758,740 and $62,400 at December 31, 1998 and 1997, respectively.

             The Savings Bank leases office space at the Browns Mill Road, Johnson City, branch location under an operating lease expiring on August 31, 1999 with an option to renew and extend for another three years. The Savings Bank has two automobile leases that expire on June 15, 2000. The Savings Bank also leases storage space at the Browns Mill Road, Johnson City, branch location under a month-to-month operating lease.

             Management expects as operating leases expire in the normal course of business, they will be renewed or replaced by leases on other properties at current market rental rates at the time of renewal.

             Approximate minimum future rentals to be paid under the cancelable and noncancelable leases for five years subsequent to December 31, 1998 are as follows:

                                                              Noncancelable          Cancelable
                Years Ended                                      Leases-               Leases -
               December 31,                                  Building & Auto          Building
             -----------------------------------------------------------------------------------
                  1999                                            49,426                1,560
                  2000                                            40,013                1,560
                  2001                                            30,600                1,560
                  2002                                            30,600                1,560
                  2003                                            30,600                1,560
                                                                 -------                -----
                  Total Minimum Future Rentals                   181,239                7,800
                                                                 =======                =====

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 17      FAIR VALUE OF FINANCIAL INSTRUMENTS

             The fair value of financial instruments is disclosed to comply with SFAS No. 107, Disclosure about Fair Value of Financial Instruments. The following tables present estimates of fair value for the Saving Bank's financial instruments at December 31, 1998 and 1997:

             December 31, 1998:
             ------------------
                                                                     Carrying                  Fair
                                                                       Amount                 Value
                                                                   ----------            ----------
             Financial Assets:
               Cash and Cash Equivalents                           13,928,172            13,928,172
               Investment Securities                               12,248,572            12,248,572
               Loans                                               86,104,974            86,876,374
               Accrued Interest Receivable                            685,963               685,963
               Leases Receivable, Net                                 120,999               120,999

             Financial Liabilities:
               Deposits                                            96,364,077            96,684,783
               Advance Payments by Borrowers
                 for Taxes and Insurance (Escrows)                     98,784                98,784
               Accrued Interest on Deposits                           103,769               103,769
               Notes Payable                                          687,925               673,283
               FHLB Advances                                        9,000,000             9,000,000


             December 31, 1997:
             ------------------
                                                                     Carrying                  Fair
                                                                       Amount                 Value
                                                                   ----------            ----------
             Financial Assets:
               Cash and Cash Equivalents                           12,415,800            12,415,800
               Investment Securities                               16,462,901            16,486,116
               Loans                                               50,374,093            50,449,261
               Accrued Interest Receivable                            400,760               400,760

             Financial Liabilities:
               Deposits                                            72,243,884            72,271,957
               Advance Payments by Borrowers
                 for Taxes and Insurance (Escrows)                     59,911                59,911
               Accrued Interest on Deposits                            43,469                43,469


             The carrying amounts in the preceding table are included in the consolidated statements of financial condition under the applicable captions. The contract or notional amounts of the Company's financial instruments with off-balance-sheet risk are disclosed in
             Note 16. No derivatives were held by the Company. It is not practicable to estimate the fair value of Federal Home Loan Bank stock because it is not marketable. The carrying amount of that investment is reported at cost in the consolidated statements of financial condition.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996




NOTE 17      Continued

             The following describes the assumptions and methodologies used to calculate the fair value for financial instruments.


             FAIR VALUES OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.


             FLOATING RATE LOANS: Floating rate 1-4 family residential mortgage loans reprice periodically and will lag movements in market rates. The fair value for floating rate mortgage loans is calculated by discounting future cash flows to their present value. Future cash flows, consisting of principal payments, interest payments, and repricings, are discounted with current Savings Bank prices for similar instruments applicable to the remaining maturity. Prepayment assumptions based on historical prepayment speeds have been applied to the 1-4 family residential floating rate mortgage portfolio.


             FIXED RATE LOANS AND LEASES: The fair value for fixed rate loans and leases is calculated by discounting future cash flows to their present value. Future cash flows, consisting of both principal and interest payments, are discounted with current Savings Bank prices for similar instruments applicable to the remaining maturity. Prepayment assumptions based on historical prepayment speeds have been applied to the fixed rate mortgage and installment loan portfolios.


             ALLOWANCE FOR LOAN LOSSES: The fair value of the allowance for loan losses is approximated by the book value. Additionally, the credit exposure known to exist in the loan portfolio is embodied in the allowance for loan losses.


             CASH AND CASH EQUIVALENTS: The fair value of cash and cash equivalents are approximated by the book value.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 17      Continued

             INVESTMENT SECURITIES: Market quotes, when available, are used for the fair value of investment securities.


             DEFINED MATURITY DEPOSITS: The fair value for defined maturity deposits is calculated by discounting future cash flows to their present value. Future cash flows, consisting of both principal and interest payments, are discounted with Savings Bank prices for similar instruments applicable to the remaining maturity. For the purpose of this disclosure, defined maturity deposits include all certificates of deposit and other time deposits.


             UNDEFINED MATURITY DEPOSITS: The fair value of undefined maturity deposits is required by the statement to equal the book value. For the purpose of this disclosure, undefined maturity deposits include demand deposits, checking interest accounts, savings accounts, and money market accounts.


             LONG-TERM DEBT: The fair value of long-term debt instruments and Federal Home Loan Bank advances is estimated using a discounted cash flow calculation, based on current rates for similar debt.


             LIMITATIONS: The foregoing fair value estimates are made at a specific point in time, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell, at one time, the Savings Bank's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Savings Bank's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.


             Since these fair value approximations were made solely for on- and off-balance sheet financial instruments, no attempt was made to estimate the value of anticipated future business and the value of nonfinancial statement assets and liabilities. Other important elements which are not deemed to be financial assets or liabilities include the value of the Savings Bank's existing core deposit base, premises and equipment, and goodwill. Further, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into any of the estimates.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 18      FEDERAL INCOME TAX

             A reconciliation between the effective income tax expense or benefit and the amount computed by multiplying the projected statutory federal income tax rate for the period ended December 31, 1998, 1997 and 1996 is as follows:

                                                                            1998             1997              1996
                                                                         -------           ------            ------
             Computed "Expected" Tax (Expense) Benefit                  (186,556)          (7,794)           77,126
             Bad Debt Deduction                                          110,492          (73,785)          (19,607)
             Amortization of Organization Expense                         17,845           16,943             6,489
             Other                                                          (855)           1,101              (565)
             Reversal of Allowance for Deferred Tax Assets                    --           68,612                --
             FHLB Dividends                                                6,868               --                --
                                                                         -------           ------           -------

             Provision for Income Taxes                                  (52,206)           5,077            63,443
                                                                         =======           ======           =======

             Current Income Tax (Expense) Benefit                       (183,707)          13,075                --
             Deferred Income Tax (Expense) Benefit                       131,501           (7,998)           63,443
                                                                         -------           ------           -------

             Provision for Income Taxes                                  (52,206)           5,077            63,443
                                                                         =======           ======           =======

             Deferred Tax Assets:
               Due to Net Operating Loss Carryforward                         --           68,521           132,055
               Due to Unrealized Gains on Investments                    (20,496)         (13,076)               --
               Due to FHLB Dividends                                      (6,868)              --                --
               Due to Reserve for Loan Losses                            214,310               --                --
                                                                         -------           ------           -------

                                                                         186,946           55,445           132,055
                                                                         -------           ------           -------
             Reserve for Deferred Tax Assets:
               Beginning Balance                                              --          (68,612)               --
               Amount Reserved                                                --               --           (68,612)
               Reversal of Reserved Amount                                    --           68,612                --
                                                                         -------           ------           -------

                    Ending Balance                                            --               --           (68,612)
                                                                         -------           ------           -------

             Deferred Tax Assets - Net                                   186,946           55,445            63,443
                                                                         =======           ======           =======

             The Savings Bank had a net operating loss carryforward of $195,157 which was used to offset federal taxable income in 1998.

             In assessing the realizability of the related deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the projection for future taxable income over the periods which the deferred tax asset is deductible, at December 31, 1998, management believes it is more likely than not that the Savings Bank will realize the benefits of these deductible differences.

NOTE 19      COMPREHENSIVE INCOME

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

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 19      CONTINUED

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

             State of Franklin Savings Bank adopted SFAS No. 130 effective December 31, 1997 and restated the previous year's financial statements to comply with the new reporting requirements.

NOTE 20      EARNINGS (LOSS) PER SHARE

             Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share, is effective for fiscal years ending after December 15, 1997. This statement presents standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS.

             The Savings Bank adopted SFAS No. 128 effective January 1, 1997 and restated the previous year's financial statements to comply with the new reporting requirements.

                                                                      1998             1997            1996
                                                                 ---------        ---------         -------
             Net Income Available to Common Shareholders           496,489           57,035        (450,733)
                                                                 =========        =========         =======

             Average Shares
                Average Shares - Basic                           1,117,270        1,111,280         610,000
                Effect of Dilutive Common Stock Options              6,484            8,316              --
                                                                 ---------        ---------         -------

                Average Shares - Diluted                         1,123,754        1,119,596         610,000
                                                                 =========        =========         =======

             Basic Earnings (Loss) Per Share                          0.44             0.05           (0.74)
                                                                      ====             ====            ====

             Diluted Earnings (Loss) Per Share                        0.44             0.05           (0.74)
                                                                      ====             ====            ====

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 21      CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

             STATEMENT OF FINANCIAL POSITION


                                                                              December 31,
                                                                                      1998
                                                                              ------------
             Assets:

             Cash and Cash Equivalents                                                 897
             Investments - Available-for-Sale                                      593,164
             Receivable from ESOP                                                  108,286
             Investments in Subsidiaries                                        11,565,733
                                                                                ----------
                 Total Assets                                                   12,268,080
                                                                                ==========
             Liabilities:

             Short Term Borrowings - Subsidiary                                      2,743
             Notes Payable                                                         687,925
                                                                                ----------
                 Total Liabilities                                                 690,668
                                                                                ----------

             Stockholders' Equity:

             Common Stock, $1.00 Par Value,
               Authorized: 3,000,000 Shares; Issued: 1,180,152 Shares            1,180,152
             Common Stock Subscribed                                                 6,996
             Paid-In Capital                                                    10,907,472
             Accumulated Other Comprehensive Income                                 39,820

             Retained Earnings                                                     107,792
             Less: Employee Stock Ownership                                       (664,820)
                                                                                ----------
               Total Stockholders' Equity                                       11,577,412
                                                                                ----------
                    Total Liabilities and Stockholders' Equity                  12,268,080
                                                                                ==========


             STATEMENT OF INCOME

                                                                                                 Period Ended
                                                                                                 December 31,
                                                                                                         1998
                                                                                                 ------------
             Interest Income                                                                            8,634
             Dividends from Banking Subsidiary                                                          5,000
                                                                                                      -------
             Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries           13,634
             Provision for Income Taxes                                                                (2,743)
                                                                                                      -------

             Income before Equity in Undistributed Earnings of Subsidiaries                            10,891

             Equity in undistributed Earnings of Subsidiaries                                         485,598
                                                                                                      -------
             Net Income                                                                               496,489
                                                                                                      =======

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 21      Continued

             STATEMENT OF CASH FLOWS

                                                                      Period Ended
                                                                      December 31,
                                                                              1998
                                                                      ------------
             Cash Flows from Operating Activities
               Net Income                                                  496,489
               Items Not Affecting Cash and Cash Equivalents:
                  Equity in Undistributed Earnings of Subsidiaries        (485,598)
                  Increase in Payable to Subsidiary                          2,743
                                                                           -------
                    Net Cash Provided by Operating Activities               13,634
                                                                           -------

             Cash Flows from Investing Activities
               Purchase of Investments                                    (707,634)
               Proceeds from Sale of Available-for-Sale Investments        114,470
               Investment in Subsidiary                                   (100,000)
                                                                           -------

                    Net Cash Used by Investing Activities                 (693,164)
                                                                           -------

             Cash Flows from Financing Activities
               Issuance of Common Stock, Net                                 3,857
               Organization Costs                                          (11,355)
               Proceeds from Debt                                          700,000
               Repayments of Debt                                          (12,075)
                                                                           -------

                    Net Cash Provided by Financing Activities              680,427
                                                                           -------

                    Net Increase in Cash and Cash Equivalents                  897

             Cash and Cash Equivalents at Beginning of Period                   --
                                                                           -------

                    Cash and Cash Equivalents at End of Period                 897
                                                                           =======

                       STATE OF FRANKLIN BANCSHARES, INC.
                     STATEMENT OF MANAGEMENT RESPONSIBILITY



The management of State of Franklin Bancshares, Inc. and its subsidiaries is responsible for the preparation, content and integrity of the consolidated financial statements and all other information included in this annual report. The consolidated financial statements, which include management's best estimates where judgment is required, are prepared in accordance with generally accepted accounting principles applied on a consistent basis and meet the requirements of the appropriate regulatory agencies.

The Company has established and maintains a system of internal controls designed to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements and related information, the protection of assets and customer deposits from material loss or misuse, and the detection of fraudulent financial reporting. The Company's system of internal controls includes written policies and procedures, proper delegation of authority and organizational division of responsibilities, and the careful selection and training of qualified personnel. In addition, independent certified public accountants periodically test the system of internal controls.

Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. However, management believes that the system of internal controls provides reasonable assurances that financial transactions are recorded properly to permit the preparation of reliable consolidated financial statements.

Management also recognizes its responsibility for conducting the Company's affairs in an ethical and socially responsible manner. This responsibility is characterized and reflected in key policy statements covering, among other subjects, proper conduct of business practices. The Company maintains a systematic program to communicate, review and assess compliance with these policies.

The Audit Committee of the Board of Directors, composed solely of outside directors, has the responsibility for the recommendation of the independent certified public accountants for the Company. The Board of Directors, through its audit committee, is responsible for ensuring that both management and the independent certified public accountants fulfill their respective responsibilities with regard to the financial statements. The independent certified public accountants have free access to the Audit Committee.

The Company's consolidated financial statements have been audited by Baylor and Backus. Their responsibility is to express an opinion on the Company's consolidated financial statements and, in performing their audit, to evaluate the Company's internal control system to the extent they deem necessary in order to issue an opinion on the Company's consolidated financial statements. As described further in their report, their opinion is based on their audits, which were conducted in accordance with generally accepted auditing standards and is believed by them to provide a reasonable basis for their opinion.




Charles E. Allen, Jr.                            Randal R. Greene
Chairman of the Board of Directors               President and
and Chief Financial Officer                      Chief Executive Officer

ITEM 8.

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9.

         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

This item is incorporated by reference to Pages 2 through 4 of the Company's Proxy Statement related to its Annual Meeting.

ITEM 10.

         EXECUTIVE COMPENSATION.

This item is incorporated by reference to Pages 5 and 6 of the Company's Proxy Statement related to its Annual Meeting.

ITEM 11.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is incorporated by reference to Pages 6 and 7 of the Company's Proxy Statement related to its Annual Meeting.

ITEM 12.

         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference to Page 7 of the Company's Proxy Statement related to its Annual Meeting.

ITEM 13.

         EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits

Exhibit
Number   Description
------   -----------

 3.1     Charter of State of Franklin Bancshares, Inc.
 3.2     Bylaws of State of Franklin Bancshares, Inc.
21.1     List of subsidiaries
27       Financial Data Schedule (For SEC use only)

(2) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STATE OF FRANKLIN BANCSHARES, INC.

                                      By: /s/ Charles E. Allen, Jr.
                                        Chairman of the Board and Chief
                                        Financial Officer

                                      Date: March 19, 1999

         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Capacity                                                  Date
---------                           --------                                                  ----
 /s/ Charles E. Allen, Jr.          Chairman of the Board, Chief Financial Officer  and       March 19, 1999
                                    Director (principal executive, financial and
                                    accounting officer)

 /s/ Randal R. Greene               President, Chief Executive Office and Director            March 19, 1999
                                    (principal executive officer)


Stephen Gross                       Director                                                  March __, 1999

Donald R. Jeanes                    Director                                                  March __, 1999

 /s/ Henry J. Williams, M.D.        Director                                                  March 19, 1999


 /s/ Kenneth E. Cutshall, M.D.      Director                                                  March 19, 1999


 /s/ Charles E. Allen, Sr.          Director                                                  March 19, 1999


/s/ Richard S. Venable              Director                                                  March 19, 1999

/s/ Verrill M. Norwood, Jr.         Director                                                  March 19, 1999


 /s/ Cameron E. Perry               Director                                                  March 19, 1999


 /s/ Vance W. Cheek                 Director                                                  March 19, 1999