Form 10QSB
period 1999-03-31
STATE OF FRANKLIN BANCSHARES INC
filed 1999-05-14
CIK 1066626

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1999

[ ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to
                                        --------------------    ---------------
Commission file number 000-24675

                       STATE OF FRANKLIN BANCSHARES, INC.
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
Yes x   No
    --     --
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,190,363 SHARES OF COMMON STOCK AS OF MARCH 31, 1999.

         Transitional Small Business Disclosure Format (check one): Yes   No x
                                                                       --    --

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                   A S S E T S

                                                                                              December 31,   March 31,
                                                                                                      1998         1999
                                                                                              ------------ ------------
Cash and Cash Equivalents                                                                      13,928,172    13,343,237
Investments - Held-To-Maturity
  (Estimated Market 1998 - $-0-)
  (Estimated Market 1999 - $12,887,094                                                                 --    12,987,836
Investments - Available-for-Sale                                                               12,248,572     9,477,317
Mortgage Loans Held for Sale                                                                    1,627,400     1,083,000
Loans Receivable, Net                                                                          84,598,573    89,751,241
Accrued Interest Receivable, Net                                                                  685,963       787,796
Land, Buildings and Equipment at Cost Less
  Accumulated Depreciation of $347,134 in 1998
  and $399,532 in 1999                                                                          4,117,351     4,126,322
Prepaid Expense and Accounts Receivable                                                            48,218        48,157
Receivable from ESOP                                                                              108,286        10,397
FHLB Stock                                                                                        471,200       479,300
Investment in Service Bureau at Cost                                                               15,000        15,000
Deferred Tax Assets                                                                               186,946       214,080
                                                                                              -----------   -----------
Total Assets                                                                                  118,035,681   132,323,683
                                                                                              ===========   ===========
                           L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
Liabilities:

Deposits                                                                                       96,364,077   110,438,870
Advances by Borrowers for Taxes and Insurance                                                      98,784       155,354
Accrued Interest                                                                                  103,769        69,728
Accounts Payable and Accrued Expenses                                                             169,379       201,552
Notes Payable                                                                                     687,925       675,499
Federal Home Loan Bank Advances                                                                 9,000,000     9,000,000
Deferred Gain on REO                                                                               21,448        21,448
                                                                                              -----------   -----------

Total Liabilities                                                                             106,465,382   120,562,451
                                                                                              -----------   -----------

Stockholders' Equity:

Common Stock, $1.00 Par Value,
  10,000,000 Shares Authorized;
    1,180,152 Shares Outstanding at December 31, 1998
    and 1,190,363 Shares Outstanding
    at March 31, 1999                                                                           1,180,152     1,190,363
Common Stock Subscribed                                                                             6,996            --

Paid-In Capital                                                                                10,905,359    10,936,948
Accumulated Other Comprehensive Income                                                             39,820        17,157

Retained Earnings                                                                                 102,792       281,865
Less: Employee Stock Ownership Plan                                                              (664,820)     (665,101)
                                                                                              -----------   -----------

Total Stockholders' Equity                                                                     11,570,299    11,761,232
                                                                                              -----------   -----------
Total Liabilities and Stockholders' Equity                                                    118,035,681   132,323,683
                                                                                              ===========   ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                                     1998           1999
                                                                              -----------    -----------
Interest Income
         Interest on Loans                                                      1,144,736      1,815,122
         Interest on Cash Equivalents and Investments                             411,737        399,775
                                                                              -----------    -----------
                  Total Interest Income                                         1,556,473      2,214,897
                                                                              -----------    -----------
Interest Expense
         Interest on Deposits                                                     974,267      1,202,244
         Other Interest                                                                --        120,353
                                                                              -----------    -----------
                  Total Interest Expense                                          974,267      1,322,597
                                                                              -----------    -----------
Net Interest Income Before
  Provision for Loan Losses                                                       582,206        892,300
Provision for Loan Losses                                                         (49,643)       (48,504)
                                                                              -----------    -----------
                  Net Interest Income
                    After Provision for Loan Losses                               532,563        843,796
                                                                              -----------    -----------

Other Income
         Other Fees and Service Charges                                            39,769         50,249
         Net Gain on Loans Sold                                                     6,627         67,762
         Net Gain on Sale and Maturity of Securities                               24,534             --
         Insurance Commission Income                                                7,223         14,383
         Rental Income, Net                                                        28,877         27,885
         Other                                                                      2,144             24
                                                                              -----------    -----------
                  Total Other Income                                              109,174        160,303
                                                                              -----------    -----------
Other Expenses
         Compensation and Related Benefits                                        247,097        307,612
         Occupancy Expenses                                                        60,943         70,572
         Furniture and Equipment Expenses                                          42,286         52,065
         Advertising                                                               24,270         35,628
         Data Processing Expense                                                   47,655         87,837
         Other                                                                    138,091        176,411
                                                                              -----------    -----------
                  Total Other Expenses                                            560,342        730,125
                                                                              -----------    -----------
Income (Loss) Before Income Taxes                                                  81,395        273,974

Provision for Income Taxes                                                         41,191         94,901
                                                                              -----------    -----------
Net Income (Loss)                                                                  40,204        179,073

Other Comprehensive Income
         Net Unrealized Gains (Losses) on Securities
           Available-For-Sale, Net of Income Taxes of
                  $540 and $8,838, Respectively                                      (880)        17,157
                                                                              -----------    -----------

Comprehensive Income                                                               39,324        196,230
                                                                              ===========    ===========

Basic and Diluted Earnings (Loss) Per Share                                         (0.04)          0.16
                                                                              ===========    ===========

Basic Weighted Average
 Common Shares Outstanding                                                      1,113,898      1,124,201
                                                                              ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                     1998           1999
                                                                              -----------    -----------
Cash Flows from Operating Activities
         Net Income (Loss)                                                         40,204        179,073
         Items Not Affecting Cash and Cash Equivalents:
                  Depreciation                                                     48,282         52,398
                  (Increase) in Accrued Interest                                  (23,252)      (101,833)
                  Deferred Income Taxes (Benefit)                                  13,861        (15,386)
                  Provisions for Loan Losses, Net                                  49,643         48,504
                  (Increase) Decrease in Prepaid Expenses and
                       Accounts Receivable                                         15,933         (2,241)
                  (Decrease) in Interest Payable                                   (5,060)       (34,041)
                  Increase in Accounts Payable and Accrued Expenses                32,354         12,173
                  (Decrease) in Deferred Loan Fees, Net                            (2,351)          (920)
                  (Gain) on Sale of Investments                                   (24,534)            --
                  Discount Accretion                                                 (127)        (6,932)
                  Earned ESOP Shares                                                   --         22,824
                  FHLB Stock Dividends                                                 --         (8,100)
                  Net (Increase) Decrease in Loans Held for Sale                 (425,500)       544,400
                                                                              -----------    -----------

                           Net Cash Provided (Used) by Operating Activities      (280,547)       689,919
                                                                              ===========    ===========

Cash Flows from Investing Activities
         Purchase of Investments                                              (10,558,283)   (13,271,647)
         Proceeds from Maturities of Held-to-Maturity Investments              10,000,000             --
         Proceeds from Sale of Available-for-Sale Investments                   1,768,359             --
         Proceeds from Maturities of Available-for-Sale Investments             1,000,000      3,000,000
         Principal Payments on Mortgage-Backed Securities Available-
             for-Sale                                                              30,767         27,710
         Increase in Loan Receivable, Net                                      (6,919,605)    (5,200,252)
         Purchases of Premises and Equipment                                     (602,926)       (61,369)
                                                                              -----------    -----------

         Net Cash (Used) by Investing Activities                               (5,281,688)   (15,505,558)
                                                                              -----------    -----------

Cash Flows from Financing Activities
         Net Increase in Deposits                                               9,129,346     14,074,793
         Net Increase in Advances by Borrowers for Taxes and Insurance             47,407         56,570
         Issuance of Common Stock, Net                                             57,596        111,767
         Repayments of Debt                                                            --        (12,426)
                                                                              -----------    -----------

                  Net Cash Provided by Financing Activities                     9,234,349     14,230,704
                                                                              -----------    -----------

                           Net Increase (Decrease) in Cash and
                           Cash Equivalents                                     3,672,114       (584,935)

Cash and Cash Equivalents at Beginning of Period                               12,415,800     13,928,172
                                                                              -----------    -----------

                           Cash and Cash Equivalents at End of Period          16,087,914     13,343,237
                                                                              ===========    ===========

Supplemental Schedule of Noncash Investing and Financing Activities:

Unrealized Gain on Securities Available-for-Sale,
    Net of Deferred Tax Liability                                                    (880)        17,157
                                                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information:

         Cash Paid During the Period for:

                  Income Taxes                                                         --             --
                                                                              ===========    ===========

                  Interest                                                        995,769      1,356,638
                                                                              ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.

                             JOHNSON CITY, TENNESSEE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                             MARCH 31, 1998 AND 1999

NOTE 1   INCORPORATION AND OPERATION

         State of Franklin Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of State of Franklin Savings Bank ("Savings Bank"). The stockholders of the Savings Bank exchanged their shares for the shares of the Company, whereby the Savings Bank became the Company's wholly owned subsidiary. State of Franklin Leasing Corporation ("Leasing Corp") was incorporated under the laws of the state of Tennessee for the purpose of lease financing. The Leasing Corp is a wholly owned subsidiary of the Company. John Sevier Title Services, Inc. ("Title Company") is the wholly owned subsidiary of the Savings Bank.

NOTE 2   BASIS OF PREPARATION

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, comprehensive income, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the three months ended March 31, 1999, is not necessarily indicative of the results which may be expected for the entire year.

         These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1998.

NOTE 3   RECLASSIFICATIONS

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

                       STATE OF FRANKLIN BANCSHARES, INC.

                            JOHNSON CITY, TENNESSEE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                            MARCH 31, 1998 AND 1999


NOTE 4   LOANS RECEIVABLE

         Loans receivable at December 31, 1998 and March 31, 1999, consist of the following:

                                                                                     1998           1999
                                                                              -----------    -----------
         First Mortgage Loans                                                  35,195,869     36,553,675
         Construction Loans                                                    22,024,861     24,059,382
         Consumer Loans                                                         7,726,136      8,261,208
         Participation Loans, Net                                                 863,162        846,776
         Commercial Loans                                                      26,603,529     29,225,910
         Savings Account Loans                                                    545,011        421,859
         Credit Line Advances                                                     396,618        357,911
         Lease Finance                                                            120,999        189,547
                                                                              -----------    -----------

         Gross Loans Receivable                                                93,476,185     99,916,268
                                                                              -----------    -----------

Less:
         Undisbursed Portion of Loans in Process                               (8,179,727)    (9,419,558)
         Net Deferred Loan Origination Fees                                       (67,561)       (66,641)
         Accumulated General Loan Loss Reserves                                  (630,324)      (678,828)
                                                                              -----------    -----------
                                                                               (8,877,612)   (10,165,027)
                                                                              -----------    -----------
         Loans Receivable as Determined in Accordance
           with Generally Accepted Accounting Principles                       84,598,573     89,751,241
                                                                              ===========    ===========

         An analysis of the allowance for loan losses is as follows:

                                                                                     1998           1999
                                                                              -----------    -----------

         Balance - Beginning of Period                                            355,474        630,324
         Provision for Losses                                                     275,127         48,504
         Net Charge-Offs                                                             (277)           (--)
                                                                              -----------    -----------

         Balance - End of Period                                                  630,324        678,828
                                                                              ===========    ===========


NOTE 5   EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (ESOP)

         The Employee Stock Ownership Plan and Trust (ESOP) was established and funded for 1997 although it was not leveraged until September 1998. A contribution of $57,600 was contributed to the plan for 1997. At February 28, 1998, 5,236 shares were issued to the plan for the 1997 contribution. The Savings Bank stock was exchanged for Company stock as discussed in Note 1. The ESOP borrowed $700,000 from the Company and used the funds to purchase 63,636 shares of common stock of the Company. At March 31, 1999, the ESOP had 78,529 shares of which approximately 15,990 shares were released and allocated, 2,075 shares were considered committed to be released and 60,464 shares were unallocated. The stock will be allocated to employees based on their salaries. All employees who work over 1,000 hours are immediately eligible for the plan. Employees will be fully vested after seven years of service. This plan has a 401k feature that began in 1998, which allows employees to defer up to 6% of their salary and is matched by the Savings Bank up to the maximum allowed amount. For the three months ended March 31, 1999, compensation related to the ESOP of approximately $28,500 was expensed.

                       STATE OF FRANKLIN BANCSHARES, INC.

                             JOHNSON CITY, TENNESSEE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                             MARCH 31, 1998 AND 1999

NOTE   6          STOCK OPTION PLANS

         On December 21, 1996, the Company's Board of Directors approved the Stock Option Plan for Directors and the Stock Option Plan for Management. A total of 15% of the original stock offering (91,500 shares) was reserved for these plans. These plans were retroactively amended after year end.

         Under the amended stock option plan for the outside directors, one-third of the total shares were granted to the outside directors as compensation for directors' fees over the next five years. Beginning when the Company had annual profitability, the options began vesting at 20% per year to each director. This will total 2,346 shares per director. The exercise price of the options is $10.00 per share. The vested portion of the options may be exercised at any time. There is no termination date on the options, but in the event of death, the estate must exercise the options within twelve months. If the Company is sold or merged, the options become 100% vested.

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

         The stock option plans for outside directors and for management were amended again, effective April 17, 1998, for 15% of the secondary offering (75,192 shares). One-third of these shares was allocated to outside directors and the remainder to management. Exercise price of these options was set at $11.00 per share. The other terms of these options are the same as the terms of the original options.

NOTE 7   FEDERAL HOME LOAN BANK

         In the second quarter of 1998, the Savings Bank became a member of the Federal Home Loan Bank of Cincinnati (FHLB of Cincinnati). The Savings Bank, as a member of the FHLB of Cincinnati, is required to own capital stock in the FHLB of Cincinnati. The Savings Bank received $9,000,000 in advances from the FHLB of Cincinnati.

NOTE 8   OTHER NONINTEREST EXPENSE

         Other noninterest expense amounts are summarized as follows for the periods ended March 31, 1998 and 1999:

                                                                                  1998             1999
                                                                               -------          -------
         Other Noninterest Expense:
         Seminars and Education Expenses                                         9,342           15,789
         Insurance Expense                                                      10,060           13,370
         Professional Expenses and Supervisory Examinations                     31,667           34,682
         Office Supplies and Postage                                            37,412           39,857
         Telephone                                                              17,955           21,783
         Other                                                                  31,655           50,930
                                                                               -------          -------
                                                                               138,091          176,411
                                                                               =======          =======

                       STATE OF FRANKLIN BANCSHARES, INC.

                             JOHNSON CITY, TENNESSEE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                             MARCH 31, 1998 AND 1999

NOTE 9   ORGANIZATION EXPENSE

         There were no miscellaneous organization expenses of the Company netted against paid-in capital for the three month period ended March 31, 1999. Miscellaneous organization expenses of $11,355 were netted against paid-in capital in 1998.

NOTE 10           COMPREHENSIVE INCOME

         In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, (SFAS No. 130), "Reporting Comprehensive Income". This new statement establishes standards for reporting and displaying comprehensive income and its components in a basic set of financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

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

NOTE 11           EARNINGS PER SHARE

         Basic earnings per share amounts are based on the average number of shares outstanding through the period. Basic and dilutive earnings per share amounts are equal for the three month periods ended March 31, 1998 and 1999. Unallocated ESOP shares are not considered as outstanding for purposes of this calculation.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                       STATE OF FRANKLIN BANCSHARES, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                COMPARED TO THE THREE MONTHS ENDED MARCH 31,1998

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include State of Franklin Bancshares, Inc. and/or State of Franklin Savings Bank.

EARNINGS REVIEW

Total net income of the Company for the three months ended March 31, 1999 was $179,000, an increase of $139,000 over the three months ended March 31, 1998 total net income of $40,000. Net income per common share was $0.16 compared to per share income of $0.04 in 1998. Return on average assets was .57% and the return on average equity was 6.14% for the three month period ended March 31, 1999.

Operating results in 1999 reflected higher net interest income and noninterest income. Net interest income of $892,000 for the three months ended March 31, 1999 was up 53% over the 1998 period. Loans increased 62% and deposits increased 35%. The 1999 provision for possible loan losses was $49,000. Noninterest income increased $51,000, or 47%, with other fees and service charges, net gains on loans sold and insurance commissions responsible for most of the increase over the three months ended March 31, 1998. Noninterest expense was $730,000 for the 1999 period, an increase of 30% over the 1998 period, primarily resulting from increased salaries and benefits.

NET INTEREST INCOME

Net interest income increased $310,000 or 53% for the three months ended March 31, 1999 to $892,000 compared to $582,000 in the first three months of 1998. Average loans outstanding increased $33.6 million or 62% over average loans at March 31, 1998.

Average deposits increased by 35% or $26.6 million to $103.4 million in 1999 compared to $76.8 million in the first three months of 1998. The rate paid on average interest-bearing liabilities decreased 38 basis points during the three months ended March 31, 1999 to 4.68%.

PROVISION FOR LOAN LOSSES

During the three months ended March 31, 1999, the provision for possible loan losses was $49,000. There were no charge-offs during the three months ended March 31, 1999 and 1998. The allowance for possible loan losses represented .75% of total loans, net of mortgage loans held-for-sale, at March 31, 1999, compared to .7% at March 31, 1998.

PROVISION FOR INCOME TAXES

For the three months ended March 31, 1999, the provision for federal and state income taxes was $95,000, an increase of $54,000 from 1998, primarily due to the increase in income before income taxes.

NONINTEREST INCOME

The Company's noninterest income was $160,000 during the three months ended March 31, 1999, an increase of $51,000 or 47% over the comparable 1998 period. The increase was attributable to increases in other fees and service charges, net gains on loans sold and insurance commissions of $10,000, $61,000 and $7,000, respectively, which were offset by decreases in net gain on sale and maturity of securities, net rental income and other income of $24,000, $1,000 and $2,000, respectively.

                       STATE OF FRANKLIN BANCSHARES, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

Noninterest expense totaled $730,000 for the period ending March 31, 1999, an increase of $170,000. Salaries and wages of $308,000 accounted for 42% of the total compared to $247,000 or 44% for the first three months of 1998.

                              BALANCE SHEET REVIEW

The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are examined below.

INVESTMENT SECURITIES

Investment securities totaled $22.5 million at March 31, 1999. The majority of the holdings are backed by U. S. Government or Federal Agency guarantees limiting the credit risk associated with these securities. At March 31, 1999, approximately $9.8 million of investment securities were held as available-for-sale compared to $13.2 million at March 31, 1998. This $3.4 million decrease was offset by a $12 million increase in investments held-to-maturity.

LOANS

Loans outstanding totaled $90.5 million at March 31, 1999. This represented an increase of 56% from the March 31, 1998 outstanding loans of $57.9 million.

Consumer loans increased to $8.3 million at March 31, 1999, an increase of 261% from $2.3 million at March 31, 1998. Real estate construction lending totaled $14.7 million and $24.1 million at March 31, 1998 and 1999, respectively. Commercial loans of $29.2 million at March 31, 1999 increased 96% from $14.9 million at March 31, 1998. During the first three months of 1999, commercial loans serviced increased to $847,000 from $838,000 at March 31, 1998.

NON-PERFORMING ASSETS

There were no non-performing assets or nonaccrual loans at March 31, 1999 and March 31, 1998. The allowance for possible loan losses was $679,000 and $405,000 at March 31, 1999 and 1998, respectively. Management believes the allowance for possible loan losses is adequate to provide for potential loan losses.

DEPOSITS

Total deposits at March 31, 1999 of $110.4 million, represented an increase of $29 million or a 36% increase from $81.4 million at March 31, 1998. Non-interest bearing demand deposits totaled $6.4 million at March 31, 1999, an increase of $2.6 million from March 31, 1998. Interest bearing deposits increased $26.4 million to $104 million at March 31, 1999.

CAPITAL

Equity capital at March 31, 1999 was $11.7 million, an increase of $700,000 from $11 million at March 31, 1998.

At March 31, 1999, all capital ratios were in excess of the regulatory minimums, with the Company's Tier 1, total risk-based and leverage ratio of 14.05%, 15.30% and 9.15%, respectively.

                       STATE OF FRANKLIN BANCSHARES, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY

The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity which the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and a line of credit with the Federal Home Loan Bank of Cincinnati totaling $10.9 million at March 31, 1999.

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

          The Company has been assessing its state of readiness by evaluating its information technology ("IT") and non-IT systems. IT systems commonly include data processing, accounting and telephone systems. With respect to its IT systems, the Company estimates that its Year 2000 identification, assessment and remediation efforts are substantial complete. During 1999, further testing will be carried out in order to ensure that all systems are working properly. The Company has assessed its Year 2000 status in regard to non-IT systems and has determined that no material risk exists.

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

(b) There have been no Current Reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      STATE OF FRANKLIN BANCSHARES, INC.

                      (Registrant)

Date: May 13, 1999   /s/ Randal R. Greene
                      --------------------------------------------------------
                      Randal R. Greene, President and Chief Executive
                               Officer (principal executive officer)

Date: May 13, 1999   /s/ Charles E. Allen, Jr.,
                      --------------------------------------------------------
                      Charles E. Allen, Jr., Chairman of the Board and Chief Financial Officer (principal financial and accounting officer)