Form 10QSB
period 1999-06-30
STATE OF FRANKLIN BANCSHARES INC
filed 1999-08-10
CIK 1066626

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:     0-24675
                         -------------


                       STATE OF FRANKLIN BANCSHARES, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                TENNESSEE                              62-1607709
----------------------------------------   ------------------------------------
        (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

         1907 NORTH ROAN STREET
         JOHNSON CITY, TENNESSEE                          37604
----------------------------------------   ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                ZIP CODE)

                                 (423) 232-4400
--------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
--------------------------------------------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]


                                    1,190,427
--------------------------------------------------------------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF JUNE 30, 1999)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES [ ] NO [X]

                        STATE OF FRANKLIN BANCSHARES, INC

                                      INDEX

                                                                                              PAGE
                                                                                              ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                                                     3
                         JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                  CONSOLIDATED STATEMENTS OF INCOME                                             4-5
                         THREE MONTHS AND SIX MONTHS ENDED
                         JUNE 30, 1999 AND 1998 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                           6
                         SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                                 7
                         THREE MONTHS AND SIX MONTHS ENDED
                         JUNE 30, 1999 AND 1998 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                          8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS                                                9

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                              13

         ITEM 2.  CHANGES IN SECURITIES                                                          13

         ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                                 13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            13

         ITEM 5.  OTHER INFORMATION                                                              13

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               13

PART I  - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       STATE OF FRANKLIN BANCSHARES, INC.
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                         JUNE 30,         DECEMBER 31,
                  ASSETS                                   1999              1998
-------------------------------------------------------------------------------------
Cash and Due from Banks                               $   2,790,196         2,507,173
Federal Funds Sold                                        3,804,000         6,421,000
Short-Term Interest Bearing Deposits                              0         5,000,000
Investments - HTM                                        12,987,995                 0
Investments - AFS                                        19,857,132        12,248,572
Loans Held for Sale                                         436,813         1,627,400
Loans and Leases Receivable                              98,476,576        85,228,897
   Less: Allowance for Loan Loss                           (748,454)         (630,324)
-------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                      97,728,122        84,598,573
-------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                          1,164,054           685,963
Land, Buildings & Equip at Cost Less Accum Depr
   of $347,134 in 1998 and $472,996 in 1999               4,076,728         4,117,351
Prepaid Expense and Accounts Receivable                     102,230            48,218
Investment in Service Bureau at Cost                         15,000            15,000
Deferred Tax Assets                                         422,979           186,946
FHLB Stock                                                1,368,200           471,200
Cash due from ESOP                                                0           108,286
-------------------------------------------------------------------------------------
     TOTAL ASSETS                                     $ 144,753,450       118,035,681
-------------------------------------------------------------------------------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------
LIABILITIES:
Interest-free Checking                                $   7,044,477         5,539,590
Interest-bearing Deposits                               115,866,396        90,824,486
Advances by borrowers for Taxes and Insurance               215,149            98,784
Accrued Interest on Deposits                                 72,165           103,769
Accounts Payable and Accrued Expenses                       253,183           189,379
FHLB Advances                                             9,000,000         9,000,000
Deferred Gain on REO                                         21,449            21,449
Notes Payable                                               652,590           687,925
-------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                $ 133,125,409       106,465,382
-------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                             1,190,427         1,180,152
Common Stock Subscribed                                           0             6,996
Paid-in Capital                                          10,937,656        10,905,359
Accumulated Other Comprehensive Income                     (345,023)           39,820
Retained Earnings                                           497,571           102,792
Unearned Compensation - ESOP                               (652,590)         (664,820)
-------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                       $  11,628,041        11,570,299
-------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 144,753,450       118,035,681
-------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                       THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                           1999            1998
                                                       -----------       ---------
INTEREST INCOME:
Interest and Fees on Loans                             $ 1,921,330       1,357,425
Other Interest Income                                      581,750         449,102
----------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                             2,503,081       1,806,527
----------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                                     1,384,985       1,093,842
Other Interest Expense                                     124,330          42,018
----------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                            1,509,316       1,135,860
----------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS         993,765         670,667
PROVISION FOR LOAN LOSSES                                  (70,641)        (77,736)
----------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS          923,123         592,931
----------------------------------------------------------------------------------
OTHER INCOME:
Other Fees and Service Charges                              55,196          40,191
Net Gain on Loans Sold                                      18,136          11,622
Net Gain on Sale and Maturity of Securities                 12,724          14,235
Insurance Commission Income                                 15,678          11,075
Rental Income, Net                                          31,269          16,928
Other                                                          (24)          3,163
----------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                  132,978          97,214
----------------------------------------------------------------------------------
OTHER EXPENSES:
Compensation and Related Benefits                          306,873         235,411
Occupancy Expenses                                          56,359          50,217
Furniture and Equipment Expense                             77,972          45,026
Advertising                                                 28,589          28,865
Data Processing Expense                                     65,973          50,328
Other                                                      198,054         130,461
----------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                733,820         540,308
----------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                            322,281         149,837
PROVISION FOR INCOME TAXES                                (106,575)        (33,161)
----------------------------------------------------------------------------------
       NET INCOME                                      $   215,706         116,676
----------------------------------------------------------------------------------
EARNINGS PER SHARE:
       BASIC                                           $      0.19            0.10
       DILUTED                                                0.19            0.10
----------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
       BASIC                                             1,126,149       1,115,207
       DILUTED                                           1,138,830       1,123,525
----------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                        SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                           1999            1998
                                                       -----------       ---------
INTEREST INCOME:
Interest and Fees on Loans                             $ 3,730,261       2,502,163
Other Interest Income                                      987,717         860,839
----------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                             4,717,978       3,363,002
----------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                                     2,587,230       2,068,109
Other Interest Expense                                     244,684          42,018
----------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                            2,831,913       2,110,127
----------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS       1,886,065       1,252,875
PROVISION FOR LOAN LOSSES                                 (119,146)       (127,379)
----------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS        1,766,919       1,125,496
----------------------------------------------------------------------------------
OTHER INCOME:
Other Fees and Service Charges                             105,445          79,960
Net Gain on Loans Sold                                      85,899          18,249
Net Gain on Sale and Maturity of Securities                 12,724          38,769
Insurance Commission Income                                 26,443          18,297
Rental Income, Net                                          59,154          45,805
Other                                                           --           5,307
----------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                  289,663         206,387
----------------------------------------------------------------------------------
OTHER EXPENSES:
Compensation and Related Benefits                          614,485         482,508
Occupancy Expenses                                         126,932         111,161
Furniture and Equipment Expense                            130,037          87,312
Advertising                                                 64,217          53,134
Data Processing Expense                                    153,810          97,983
Other                                                      374,455         275,152
----------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                              1,463,935       1,107,250
----------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                            592,647         224,633
PROVISION FOR INCOME TAXES                                (197,868)        (67,752)
----------------------------------------------------------------------------------
       NET INCOME                                      $   394,779         156,881
----------------------------------------------------------------------------------
EARNINGS PER SHARE:
       BASIC                                           $      0.35            0.14
       DILUTED                                                0.35            0.14
----------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
       BASIC                                             1,125,012       1,113,898
       DILUTED                                           1,136,479       1,122,216
----------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                             -----------------------------
                                                                                 1999              1998
                                                                             ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                       $    394,779          156,881
     Items Not Affecting Cash:
         Depreciation                                                             125,862           96,564
         (Increase) in Accrued Interest                                          (478,092)        (280,409)
         Deferred Income Taxes (Benefit)                                           42,871           27,723
         Provisions for Loan Losses                                               118,130          127,102
         (Increase) Decrease in Prepaid Expenses and Accounts Receivable          (54,012)          30,163
         (Decrease) in Interest Payable                                           (31,604)          46,462
         Increase in Accounts Payable and Accrued Expenses                         63,804           34,986
         (Decrease) in Deferred Loan Fees, Net                                       (972)           8,063
         (Gain) on Sale of Investments                                            (12,724)         (38,770)
         Discount Accretion                                                        (3,033)          32,635
         Increase in Deferred Gain on Sale of REO                                      --           21,449
         Earned ESOP Shares                                                        35,335               --
         FHLB Stock Dividends                                                     (26,300)              --
         Net (Increase) Decrease in Loans Held for Sale                         1,190,587       (1,384,700)
----------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    1,364,632       (1,121,851)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Investments                                                  (27,907,489)     (19,524,638)
     Proceeds from Maturities of Held-to-Maturity Investments                          --       11,500,000
     Proceeds from Sale of Available-for-Sale Investments                              --        6,220,996
     Proceeds from Maturities of Available-for-Sale Investments                 6,595,000               --
     Principal payments on Mortgage Backed Securities - AFS                        35,965           71,458
     (Increase) Decrease in Federal Funds Sold                                  2,617,000        2,886,000
     (Increase) Decrease in Short-Term Interest Bearing Deposits                5,000,000       (5,000,000)
     Increase in Loans Receivable, Net                                        (13,129,550)     (16,777,509)
     Purchases of Premises and Equipment                                          (85,239)        (675,641)
     Purchases of Federal Home Loan Bank Stock                                   (870,700)        (454,800)
----------------------------------------------------------------------------------------------------------
         NET CASH (USED) BY INVESTING ACTIVITIES                              (27,745,013)     (21,754,134)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Increase in Deposits                                                  26,546,797       13,442,375
     Net Increase in Advances by Borrowers for Taxes and Insurance                116,366          118,215
     Issuance of Common Stock, Net                                                 35,576           57,596
     Repayment of Debt                                                            (35,335)              --
     Organization Costs                                                                --           (4,123)
     Proceeds from FHLB Advances                                                       --        9,000,000
----------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                             26,663,404       22,614,063
----------------------------------------------------------------------------------------------------------
            NET INCREASE (DECREASE) IN CASH                                       283,024         (261,922)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                  2,507,173        2,321,800
----------------------------------------------------------------------------------------------------------
            CASH AND DUE FROM BANKS AT END OF PERIOD                         $  2,790,196        2,059,878
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized Gain on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                              $   (345,023)         (11,232)
----------------------------------------------------------------------------------------------------------
REO Sold in Exchange for Loan Receivable                                     $         --          245,681
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash Paid During the Period for:
         Income Taxes                                                        $    169,460               --
         Interest                                                            $  2,863,517        2,063,665
----------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                         ---------------------------
                                                                            1999              1998
                                                                         ---------         ---------
NET INCOME                                                               $ 215,706           116,676
----------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
     UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE:
       UNREALIZED HOLDINGS GAIN (LOSS) ARISING DURING THE PERIOD          (548,758)          (29,213)
       LESS: RECLASSIFICATION ADJUSTMENT FOR (GAINS) INCLUDED
            IN NET INCOME                                                   (6,807)           13,528
----------------------------------------------------------------------------------------------------
            OTHER COMPREHENSIVE INCOME (LOSS)                             (555,565)          (15,685)
INCOME TAXES (BENEFIT) RELATED TO OTHER
  COMPREHENSIVE INCOME                                                    (188,892)           (5,333)
----------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                        $(150,967)          106,324
----------------------------------------------------------------------------------------------------


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------
                                                                            1999              1998
                                                                         ---------         ---------

NET INCOME                                                               $ 394,779           156,881
----------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
     UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE:
       UNREALIZED HOLDINGS GAIN (LOSS) ARISING DURING THE PERIOD          (583,096)          (57,664)
       LESS: RECLASSIFICATION ADJUSTMENT FOR (GAINS) INCLUDED
            IN NET INCOME                                                  (12,724)           40,646
----------------------------------------------------------------------------------------------------
            OTHER COMPREHENSIVE INCOME (LOSS)                             (595,820)          (17,018)
INCOME TAXES (BENEFIT) RELATED TO OTHER
  COMPREHENSIVE INCOME                                                    (202,579)           (5,786)
----------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                        $   1,538           145,649
----------------------------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

STATE OF FRANKLIN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1     INCORPORATION AND OPERATIONS

           State of Franklin Bancshares, Inc. (Company) was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of State of franklin Savings Bank. The stockholders of the Savings Bank exchanged their shares for the shares of the Company, whereby the Savings Bank became the Company's wholly owned subsidiary. State of Franklin Leasing Corporation was incorporated under the laws of the state of Tennessee for the purpose of lease financing. The Leasing Corp is a wholly owned subsidiary of the Company. John Sevier Title services, Inc. is the wholly owned subsidiary of the Savings Bank.

NOTE 2     BASIS OF PREPARATION

           The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions for Form 10-Q SB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, comprehensive income, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the six months ended June 30, 1999, is not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 4     EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (ESOP)

           At June 30, 1999, the ESOP had 78,529 shares of which approximately 15,990 shares were released and allocated, 3,212 shares were considered committed to be released and 59,327 shares were unallocated. For the six months ended June 30, 1999, compensation related to the ESOP of approximately $57,800 was expensed. Unallocated ESOP shares are not considered outstanding for the earnings per share calculation.

NOTE 5     ORGANIZATION EXPENSE

           There were no miscellaneous organization expenses of the Company netted against paid-in capital for the six month period ended June 30, 1999. Miscellaneous organization expenses of $11,355 were netted against paid-in capital in 1998.

NOTE 6     LOANS RECEIVABLE

           Loans receivable at June 30, 1999 and December 31, 1998, consist of the following:

                                                                 1999                 1998
                                                             ------------          -----------

           First Mortgage Loans                                37,871,102           35,195,869
           Construction Loans                                  25,605,763           22,024,861
           Consumer Loans                                       8,754,721            7,726,136
           Participation Loans, Net                               413,296              863,162
           Commercial Loans                                    32,940,835           26,603,529
           Savings Account Loans                                  380,026              545,011
           Credit Line Advances                                   114,611              396,618
           Lease Finance                                          459,277              120,999
                                                             ------------          -----------
             Gross Loans Receivable                           106,539,631           93,476,185
                                                             ------------          -----------

           Less:
             Undisbursed Portion of Loans in Process           (7,996,465)          (8,179,727)
             Net Deferred Loan Origination Fees                   (66,589)             (67,561)
             Accumulated General Loan Loss Allowance             (748,454)            (630,324)
                                                             ------------          -----------
                                                               (8,811,508)          (8,877,612)
                                                             ------------          -----------
           Loans Receivable, Net                               97,728,122           84,598,573
                                                             ============          ===========


           An analysis of the allowance for loan losses at June 30, 1999 and December 31, 1998 is as follows:

                                                                 1999                 1998
                                                             ------------          -----------

           Balance - Beginning of Period                          630,324              355,474
           Provision for Losses                                   119,146              275,127
           Net Charge-Offs                                         (1,016)                (277)
                                                             ------------          -----------

           Balance - End of Period                                748,454              630,324
                                                             ============          ===========




ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

           GENERAL

           The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. State of Franklin Savings Bank (the "Bank") and State of Franklin Leasing Corporation (the "Leasing Company") represents virtually all of the assets of State of Franklin Bancshares, Inc. (the "Company"). The Company places an emphasis on an integrated approach to its balance sheet management. significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are examined below.

           BALANCE SHEET REVIEW

           At June 30, 1999, assets of State of Franklin Bancshares, Inc. totaled $144.8 million reflecting an increased $26.7 million or 22.6% since December 31, 1998. The growth in assets has been funded primarily by a $26.5 million increase in deposits.

           LOANS

           Loans outstanding totaled $98.5 million at June 30, 1999. This represented an increase of 15.5% from the December 31, 1998 outstanding loans of $84.6 million.

           Commercial loans increased $6.3 million at June 30, 1999, an increase of 24% from $26.6 million at December 31, 1998. Real estate construction lending totaled $25.6 million compared with $22 million at December 31, 1998, reflecting an increase of $3.6 million or 16.3%. Consumer loans of $8.8 million at June 30, 1999 increased 13.3% from $7.7 million at December 31, 1998. During the first six months of 1999, first mortgage residential loans increased $2.7 million or 7.6% to $37.9 million at June 30, 1999. The loan portfolio mix at June 30, 1999, consists of 36% residential mortgages, 31% commercial, 24% real estate construction, and 9% consumer loans.

           INVESTMENT SECURITIES

           Investment securities totaled $32.8 million at June 30, 1999. The majority of the holdings are backed by U. S. Government or Federal Agency guarantees limiting the credit risk associated with these securities. At June 30, 1999, approximately $19.9 million of investment securities were held as available-for-sale compared to $12.2 million at December 31, 1998. This $7.7 million increase, in addition to a $13 million increase in investments held-to-maturity, was funded in part from a $7.6 million reduction in fed funds and short-term interest bearing deposits.

           NON-PERFORMING ASSETS

           There were no non-performing assets or nonaccrual loans at June 30, 1999 and December 31, 1998. The allowance for possible loan losses was $748,454 at June 30, 1999 compared with $630,324 at year end 1998. Management believes the allowance for possible loan losses is adequate to provide for potential loan losses.

           DEPOSITS

           Total deposits at June 30, 1999 of $122.9 million, represented an increase of $26.5 million or a 27.5% increase from $96.4 million at December 31, 1998. Non-interest bearing demand deposits totaled $7.1 million at June 30, 1999, an increase of $1.5 million from December 31, 1998. Interest bearing deposits increased $25 million to $115.9 million at June 30, 1999.

           CAPITAL

           Equity capital at June 30, 1999 was $11.6 million. At June 30, 1999, all capital ratios were in excess of the regulatory minimums, with the Bank's Tier 1, total risk-based and leverage ratio of 13.15%, 14.38% and 9.05%, respectively.

           LIQUIDITY

           The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and a line of credit with the Federal Home Loan Bank of Cincinnati totaling $22 million at June 30, 1999.

           EARNINGS REVIEW

           The Company had net income of $216,000 for the three months ending June 30, 1999, compared with $117,000 for the same period last year, resulting in an increase of 85%. Net income of the six months ended June 30, 1999 was $395,000, an increase of $238,000 or 152% over the six months ended June 30, 1998 total net income of $157,000. Net income per common share was $0.35 compared to earnings per share of $0.14 in 1998. Return on average assets was .60% and the return on average equity was 6.81% for the six month period ended June 30, 1999.

           Noninterest income increased $102,000, or 54%, with other fees and service charges, net gains on loans sold and insurance commissions responsible for most of the increase over the six months ended June 30, 1998. noninterest expense was $1,464,000 for the 1999 period, an increase of 32% over the 1998 period, primarily resulting from increased salaries and benefits, data processing, and furniture and equipment expense.

           NET INTEREST INCOME

           Interest income and interest expense both increased from 1998 to 1999 resulting primarily from the increases in both earning assets and interest bearing liabilities. Net interest income of $994,000 for the three months ending June 30, 1999 reflects an increase of $323,000 or 48% over the same period a year ago. Net interest income of $1,886,000 for the six months ended June 30, 1999 was up $633,000 or 51% over the same period in 1998. For the six months ending June 30, 1999, average earning assets increased $36 million or 42% while average interest bearing liabilities increased $30 million or 40% compared with the same period in 1998. Average earning asset yield declined 10 basis points to 7.70% while the cost on interest bearing liabilities declined 20 basis points. Consequently, the net interest margin based on average earning assets increased to 3.08% for the six months ending June 30, 1999, compared with 2.90% for the same period in 1998.

           PROVISION FOR LOAN LOSSES

           During the six months ended June 30, 1999, the provision for possible loan losses was $119,000 compared with $127,000 for the same period last year. Loan charge-offs for the six months ended June 30, 1999, were $1,000 compared with no charge-offs in 1998. The allowance for possible loan losses represented .76% of total loans, net of mortgage loans held-for-sale, at June 30, 1999, compared to .74% at June 30, 1998. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

           PROVISION FOR INCOME TAXES

           For the six months ended June 30, 1999, the provision for federal and state income taxes was $198,000, an increase of $130,000 from 1998, primarily due to the increase in income before income taxes.

           NONINTEREST INCOME

           The Company's noninterest income was $290,000 during the six months ended June 30, 1999, an increase of $105,000 or 54% over the comparable 1998 period. The increase was attributable to increases in other fees and service charges, net gains on loans sold, insurance commissions, and rental income of $25,000, $86,000, $8,000, and $13,000, respectively, which were offset by decreases in net gain on sale and maturity of securities and other income of $26,000 and $5,000, respectively.

           NONINTEREST EXPENSE

           Noninterest expense totaled $734,000 for the three month period ending June 30, 1999, an increase of $194,000 or 36%. For the six month period ending June 30, 1999, noninterest expense was up $357,000 or 32% over the same period in 1998. The increases were a result primarily of growth in both the loan and deposit functions of the organization. Compensation and related benefits, data processing expense, and other operating expenses, which include postage, printing and supplies, and telephone expense, reflect the growth in the customer base and the general increased size of the organization.

           YEAR 2000 COMPLIANCE

           The Year 2000 poses serious challenges to the banking industry. Many experts believe that even the most prepared organizations may encounter some implementation problems. The federal banking agencies are concerned that financial institutions avoid major disruptions to service and operations. All banks are required to have an action plan to address Year 2000 issues which must include an indication of management awareness of the problems and the commitment to solutions; identification of external risks; and operational issues that are relevant to the bank's Year 2000 planning.

           The Federal Financial Institutions Examination Council (FFIEC) has issued guidelines and target time frames to accomplish critical actions concerning Year 2000 compliance:

           - By September 30, 1997, all banks should have identified affected applications and databases. Mission critical applications should be identified and an action plan set for Year 2000 work.

           - By December 31, 1997, code enhancements and revisions, hardware upgrades, and other associated changes should be largely completed by all banks. In addition, for mission critical applications, programming changes should be largely completed and testing should be well underway.

           - Between January 1, 1999 and December 31, 1999, banks should be testing and implementing their Year 2000 conversion programs.

           External factors which may adversely affect the Company include reliance on vendors, such as third-party data processing services and software and hardware vendors; electronic data-sensitive exchange among other financial institutions which may not be Year 2000 compliant; corporate customers of the Company and other debtors.

           The Company has communicated with its significant vendors in order to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. The Company has received either verbal or written assurances from these vendors that they have tested their products or systems and are Year 2000 ready. The Company has tested all mission-critical systems including direct involvement with the service provider in a detail testing of all core processing applications. Areas where problems resulted have been corrected and the Company now believes all mission critical systems and core processing applications to be Year 2000 ready. Year 2000 testing has been compliant within the guidelines established by the FFIEC in Interagency Statements relating to Year 2000 testing of financial institutions. With respect to significant borrowers and depositors, the Company does not anticipate any material Year 2000 issues.

           The Company has developed a Year 2000 Contingency Plan in the event problems arise. The plan includes staff assignments of responsibilities and alternative methods of processing to assure a quick recovery in the event of failures.

           The Company anticipates total expenses relating to Year 2000 issues not to exceed $25,000 with approximately $7,000 remaining in relation to final testing of the Contingency Plan, staff training, and continued emphasis on customer awareness.

PART II  -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting on April 20, 1999, the shareholders voted on the following proposals with the results as indicated:

1. Elected five of its current directors to continue in office, with four directors elected for a three-year term and one director elected for a one-year term as follows:

Three-year term:




                                     FOR                 WITHHOLD AUTHORITY
Randal R. Greene                   902,076                      385
Kenneth E. Cutshall, M.D.          902,076                      385
Cameron E. Perry                   902,076                      385
Henry J. Williams, M.D.            902,076                      385

One-year term:

Charles E. Allen, Sr.              901,926                      535

Directors continuing to serve include:

Charles E. Allen, Jr.                        Vance W. Cheek
Stephen K. Gross                             Donald R. Jeanes
Verrill M. Norwood, Jr.                      Richard S. Venable

2. Approved the State of Franklin Bancshares, Inc. Stock Incentive Plan as follows:

           FOR             AGAINST          ABSTAIN        BROKER NON-VOTES
         772,829           34,143           16,489            79,000

3. Ratified the appointment of Baylor & Backus as the Company's independent accountants and auditors for 1999 as follows:

           FOR             AGAINST          ABSTAIN        BROKER NON-VOTES
         895,261           5,000            2,200             0

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       27 Financial Data Schedule (for SEC use only)

         b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STATE OF FRANKLIN BANCSHARES, INC.
                                                     (Registrant)

       August 6, 1999                       /s/ Randal R. Greene
------------------------------            --------------------------------------
          (Date)                          Randal R. Greene, President and Chief
                                                     Executive Officer
                                               (Principal Executive Officer)

       August 6, 1999                      /s/ Charles E. Allen, Jr.
------------------------------            --------------------------------------
          (Date)                                    Charles E. Allen, Jr.,
                                                    Chairman of the Board
                                                 and Chief Financial Officer
                                                     (Principal Executive,
                                             Financial and Accounting Officer)