Form 10QSB
period 1999-09-30
STATE OF FRANKLIN BANCSHARES INC
filed 1999-11-15
CIK 1066626

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

    [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999
                                               ------------------

                                       OR
                                       --

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER: 0-24675
                        -------


                       STATE OF FRANKLIN BANCSHARES, INC.
                       ----------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             TENNESSEE                                  62-1607709
---------------------------------         -------------------------------------
     (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)


     1907 NORTH ROAN STREET
     JOHNSON CITY, TENNESSEE                               37604
----------------------------------------  -------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (423) 232-4400
              ----------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                      NONE
      --------------------------------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES [X]     NO [ ]


                                   1,190,427
   (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF SEPTEMBER 30, 1999)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


                               YES [ ]     NO [X]

                       STATE OF FRANKLIN BANCSHARES, INC

                                     INDEX



PART I.     FINANCIAL INFORMATION

                                                                                                 PAGE
                                                                                                 ----
         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS                                                     3
                           SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                    CONSOLIDATED STATEMENTS OF INCOME                                             4-5
                           THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS                                           6
                           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                                 7
                           THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                          8

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS                                               9



PART II.   OTHER INFORMATION


         ITEM 1.    LEGAL PROCEEDINGS                                                              13

         ITEM 2.    CHANGES IN SECURITIES                                                          13

         ITEM 3.    DEFAULT UPON SENIOR SECURITIES                                                 13

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            13

         ITEM 5.    OTHER INFORMATION                                                              13

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                               13

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       STATE OF FRANKLIN BANCSHARES, INC.
                    Consolidated Balance Sheets - Unaudited



                                                                   SEPTEMBER 30,        DECEMBER 31,
                      ASSETS                                           1999                 1998
----------------------------------------------------------------------------------------------------

Cash and Due from Banks                                           $   3,381,044            2,507,173
Federal Funds Sold                                                    1,364,000            6,421,000
Short-Term Interest Bearing Deposits                                         --            5,000,000
Investments - HTM                                                    12,988,280                    0
Investments - AFS                                                    21,345,240           12,248,572
Loans Held for Sale                                                     258,074            1,627,400
Loans and Leases Receivable                                         106,576,081           85,228,897
   Less: Allowance for Loan Loss                                       (818,380)            (630,324)
----------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                 105,757,701           84,598,573
----------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                      1,137,773              685,963
Land, Buildings & Equip at Cost Less Accum Depr
   of $535,873 in 1999 and $347,134 in 1998                           4,043,649            4,117,351
Prepaid Expense and Accounts Receivable                                  97,381               48,218
Investment in Service Bureau at Cost                                     15,000               15,000
Deferred Tax Assets                                                     501,523              186,946
FHLB Stock                                                            1,393,200              471,200
Cash due from ESOP                                                           --              108,286
----------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                 $ 152,282,865          118,035,681
----------------------------------------------------------------------------------------------------
             LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
LIABILITIES:
Interest-free Checking                                            $   7,425,521            5,539,590
Interest-bearing Deposits                                           122,609,322           90,824,486
Advances by borrowers for Taxes and Insurance                           293,155               98,784
Accrued Interest on Deposits                                             85,121              103,769
Accounts Payable and Accrued Expenses                                   370,438              189,379
FHLB Advances                                                         9,048,000            9,000,000
Deferred Gain on REO                                                     21,449               21,449
Notes Payable                                                           639,782              687,925
----------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                          $ 140,492,788          106,465,382
----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:

Common Stock, $1.00 Par Value                                         1,190,427            1,180,152
Common Stock Subscribed                                                      --                6,996
Paid-in Capital                                                      10,935,571           10,905,359
Accumulated Other Comprehensive Income                                 (446,254)              39,820
Retained Earnings                                                       750,115              102,792
Unearned Compensation - ESOP                                           (639,782)            (664,820)
----------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                 $  11,790,077           11,570,299
----------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 152,282,865          118,035,681
----------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                 Consolidated Statements of Income - Unaudited


                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                               --------------------------------
INTEREST INCOME:                                                                   1999                  1998
                                                                               -----------            ---------
Interest and Fees on Loans                                                     $ 2,147,155            1,563,631
Other Interest Income                                                              596,621              523,739
---------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                                     2,743,776            2,087,370
---------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                                                             1,487,732            1,187,979
Other Interest Expense                                                             123,182              123,028
---------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                                    1,610,914            1,311,007
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS                               1,132,862              776,363
PROVISION FOR LOAN LOSSES                                                          (70,361)             (85,655)
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS                                1,062,501              690,708
---------------------------------------------------------------------------------------------------------------
OTHER INCOME:
Other Fees and Service Charges                                                      71,424               43,005
Net Gain on Loans Sold                                                               9,199                7,443
Net Gain on Sale and Maturity of Securities                                             --                   --
Insurance Commission Income                                                          6,354                8,472
Rental Income, Net                                                                  29,838               25,828
Other                                                                                   --                2,440
---------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                                          116,815               87,188
---------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
Compensation and Related Benefits                                                  326,467              317,109
Occupancy Expenses                                                                  60,549               59,543
Furniture and Equipment Expense                                                     62,286               47,041
Advertising                                                                         35,393               25,844
Data Processing Expense                                                             87,492               56,122
Other                                                                              193,778              154,990
---------------------------------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                                        765,965              660,649
---------------------------------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                                    413,351              117,247
PROVISION FOR INCOME TAXES                                                        (160,925)             (51,817)
---------------------------------------------------------------------------------------------------------------
       NET INCOME                                                              $   252,426               65,430
---------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
     BASIC                                                                     $      0.22                 0.06
     DILUTED                                                                          0.22                 0.06
---------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                                                       1,131,803            1,122,506
     DILUTED                                                                     1,138,786            1,122,506
---------------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                 Consolidated Statements of Income - Unaudited


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
INTEREST INCOME:                                                                   1999                  1998
                                                                                ----------            ---------
Interest and Fees on Loans                                                     $ 5,877,416            4,049,605
Other Interest Income                                                            1,584,338            1,384,578
---------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                                     7,461,754            5,434,183
---------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                                             4,074,962            3,256,088
Other Interest Expense                                                             367,865              165,046
---------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                                    4,442,827            3,421,134
---------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS                               3,018,927            2,013,049
PROVISION FOR LOAN LOSSES                                                         (189,507)            (213,034)
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS                                2,829,420            1,800,015
---------------------------------------------------------------------------------------------------------------

OTHER INCOME:

Other Fees and Service Charges                                                     176,869              122,965
Net Gain on Loans Sold                                                              95,098               41,881
Net Gain on Sale and Maturity of Securities                                         12,724               38,769
Insurance Commission Income                                                         32,796               26,769
Rental Income, Net                                                                  88,992               71,633
Other                                                                                   --                7,747

---------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                                          406,479              309,764
---------------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                                                  940,952              799,617
Occupancy Expenses                                                                 187,481              170,704
Furniture and Equipment Expense                                                    192,323              134,353
Advertising                                                                         99,610               78,978
Data Processing Expense                                                            241,302              154,105
Other                                                                              568,233              430,142
---------------------------------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                                      2,229,901            1,767,899
---------------------------------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX                                                  1,005,998              341,880
PROVISION FOR INCOME TAXES                                                        (358,793)            (119,569)
---------------------------------------------------------------------------------------------------------------
       NET INCOME                                                              $   647,205              222,311
---------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE:
     BASIC                                                                     $      0.58                 0.20
     DILUTED                                                                          0.57                 0.20
---------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                                                       1,124,931            1,122,506
     DILUTED                                                                     1,129,607            1,122,506
---------------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
               Consolidated Statements of Cash Flows - Unaudited


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                   1999                  1998
                                                                                ----------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                       $     647,205              222,311
     Items Not Affecting Cash:
         Depreciation                                                              188,739              144,846
         (Increase) in Accrued Interest                                           (451,811)            (368,072)
         Deferred Income Taxes (Benefit)                                            84,692               41,584
         Provisions for Loan Losses                                                189,507              213,034
         (Increase) Decrease in Prepaid Expenses and Accounts Receivable           (49,163)              32,156
         (Decrease) in Interest Payable                                            (18,648)              59,336
         Increase in Accounts Payable and Accrued Expenses                         181,060               29,279
         (Decrease) in Deferred Loan Fees, Net                                       7,344               15,489
         (Gain) on Sale of Investments                                                  --              (38,770)
         Discount Accretion                                                         (3,033)              (1,951)
         Increase in Deferred Gain on Sale of REO                                       --               21,448
         Earned ESOP Shares                                                         48,143                   --
         FHLB Stock Dividends                                                      (51,300)              (8,300)
         Net (Increase) Decrease in Loans Held for Sale                          1,369,326              123,700
---------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     2,142,061              486,090
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Held-to-Maturity Investments                                  (16,536,456)                  --
     Purchase of Available-for-Sale Investments                                (12,986,406)         (19,855,339)
     Proceeds from Maturities of Held-to-Maturity Investments                           --           11,606,525
     Proceeds from Sale of Available-for-Sale Investments                            9,662            6,151,155
     Proceeds from Maturities of Available-for-Sale Investments                  6,595,000                   --
     Principal payments on Mortgage Backed Securities - AFS                         35,965              108,610
     (Increase) Decrease in Federal Funds Sold                                   5,057,000            4,495,000
     (Increase) Decrease in Short-Term Interest Bearing Deposits                 5,000,000           (5,000,000)
     Increase in Loans Receivable, Net                                         (21,355,702)         (28,633,125)
     Purchases of Premises and Equipment                                          (115,036)            (702,223)
     Purchases of Federal Home Loan Bank Stock                                    (870,700)            (454,800)
---------------------------------------------------------------------------------------------------------------
         NET CASH (USED) BY INVESTING ACTIVITIES                               (35,166,673)         (32,284,197)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Increase in Deposits                                                   33,670,766           23,294,406
     Net Increase in Advances by Borrowers for Taxes and Insurance                 194,371              132,191
     Issuance of Common Stock, Net                                                  33,491               55,276
     Proceeds from Loan                                                                 --              700,000
     Repayment of Debt                                                             (48,143)                  --
     Organization Costs                                                                 --              (10,407)
     Proceeds from FHLB Advances                                                    48,000            9,000,000
---------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                              33,898,485           33,171,466
---------------------------------------------------------------------------------------------------------------
            NET INCREASE (DECREASE) IN CASH                                        873,872            1,373,359
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                   2,507,173            2,321,800
---------------------------------------------------------------------------------------------------------------
            CASH AND DUE FROM BANKS AT END OF PERIOD                         $   3,381,044            3,695,159
---------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized Gain on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                              $    (486,074)              60,170
---------------------------------------------------------------------------------------------------------------
REO Sold in Exchange for Loan Receivable                                     $          --              245,681
---------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash Paid During the Period for:
         Income Taxes                                                        $     222,710                   --
         Interest                                                            $   4,461,475            3,361,797
---------------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
          Consolidated Statements of Comprehensive Income - Unaudited


                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                               --------------------------------
                                                                                   1999                   1998
                                                                               -----------              -------
NET INCOME                                                                     $   252,426               65,430
---------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, BEFORE TAX:

     UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE:

       UNREALIZED HOLDINGS GAIN (LOSS) ARISING DURING THE PERIOD                  (153,379)             108,184

       RECLASSIFICATION ADJUSTMENT FOR LOSSES (GAINS) INCLUDED
            IN NET INCOME                                                               --                    1
---------------------------------------------------------------------------------------------------------------
            OTHER COMPREHENSIVE INCOME (LOSS)                                     (153,379)             108,185

INCOME TAXES (BENEFIT) RELATED TO OTHER
  COMPREHENSIVE INCOME                                                             (52,149)              36,783
---------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                              $   151,196              136,832
---------------------------------------------------------------------------------------------------------------



                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                               --------------------------------
                                                                                   1999                   1998
                                                                               -----------              -------
NET INCOME                                                                     $   647,205              222,311
---------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, BEFORE TAX:

     UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE:

       UNREALIZED HOLDINGS GAIN (LOSS) ARISING DURING THE PERIOD                  (723,751)              52,709

       RECLASSIFICATION ADJUSTMENT FOR LOSSES (GAINS) INCLUDED
            IN NET INCOME                                                          (12,724)              38,458
---------------------------------------------------------------------------------------------------------------
            OTHER COMPREHENSIVE INCOME (LOSS)                                     (736,475)              91,167

INCOME TAXES (BENEFIT) RELATED TO OTHER
  COMPREHENSIVE INCOME                                                            (250,402)              30,997
---------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                              $   161,132              282,481
---------------------------------------------------------------------------------------------------------------


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


NOTE 2     BASIS OF PREPARATION

           The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions for Form 10-Q SB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and comprehensive income in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the nine months ended September 30, 1999, is not necessarily indicative of the results which may be expected for the entire year.

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


NOTE 4     EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST (ESOP)

           At September 30, 1999, the ESOP had 78,593 shares of which approximately 16,054 shares were released and allocated, 4,376 shares were considered committed to be released and 58,163 shares were unallocated. For the nine months ended September 30, 1999, compensation related to the ESOP of approximately $93,800 was expensed. Unallocated ESOP shares are not considered outstanding for the earnings per share calculation.


NOTE   5   COST TO ISSUE STOCK

           There were no miscellaneous organization expenses of the Company netted against paid-in capital for the nine month period ended September 30, 1999. During 1998, $11,355 which was the cost of issuing additional stock was netted against paid-in capital.

NOTE 6     LOANS RECEIVABLE

           Loans receivable at September 30, 1999 and December 31, 1998, consist of the following:

                                                                        1999                 1998
                                                                    -----------          ----------

              First Mortgage Loans                                   41,757,195          35,195,869
              Construction Loans                                     25,244,269          22,024,861
              Consumer Loans                                          9,937,877           7,726,136
              Participation Loans, Net                                  533,676             863,162
              Commercial Loans                                       35,741,345          26,603,529
              Savings Account Loans                                     309,665             545,011
              Credit Line Advances                                      335,031             396,618
              Lease Finance                                             636,557             120,999
                                                                    -----------          ----------

                Gross Loans Receivable                              114,495,616          93,476,185
                                                                    -----------          ----------

              Less:
                Undisbursed Portion of Loans in Process              (7,844,629)         (8,179,727)
                Net Deferred Loan Origination Fees                      (74,905)            (67,561)
                Accumulated General Loan Loss Allowance                (818,380)           (630,324)
                                                                    -----------          ----------

                                                                     (8,737,915)         (8,877,612)
                                                                    -----------          ----------

              Loans Receivable, Net                                 105,757,701          84,598,573
                                                                    ===========          ==========


           An analysis of the allowance for loan losses at September 30, 1999 and December 31, 1998 is as follows:

                                                                       1999                 1998
                                                                    -----------          ----------

                Balance - Beginning of Period                           630,324             355,474
                Provision for Losses                                    189,507             275,127
                Net Charge-Offs                                          (1,450)               (277)
                                                                      ---------            --------

                Balance - End of Period                                 818,380             630,324
                                                                      =========            ========




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

         BALANCE SHEET REVIEW

         At September 30, 1999, assets of State of Franklin Bancshares, Inc. totaled $152.3 million reflecting an increased $34.2 million or 29% since December 31, 1998. The growth in assets has been funded primarily by a $33.7 million increase in deposits.

         LOANS

         Loans outstanding totaled $106.6 million at September 30, 1999. This represented an increase of 25% from the December 31, 1998 outstanding loans of $85.2 million.

         Commercial loans increased $9.1 million at September 30, 1999, an increase of 34.4% from $26.6 million at December 31, 1998. Real estate construction lending totaled $25.2 million compared with $22 million at December 31, 1998, reflecting an increase of $3.2 million or 14.6%. Consumer loans of $9.9 million at September 30, 1999 increased 28.6% from $7.7 million at December 31, 1998. During the first nine months of 1999, first mortgage residential loans increased $6.6 million or 18.6% to $41.8 million at September 30, 1999. The loan portfolio mix at September 30, 1999 consists of 36% residential mortgages, 31% commercial, 22% real estate construction, and 9% consumer loans.

         INVESTMENT SECURITIES

         Investment securities totaled $34.3 million at September 30, 1999. The majority of the holdings are backed by U. S. Government or Federal Agency guarantees limiting the credit risk associated with these securities. At September 30, 1999, approximately $21.3 million of investment securities were held as available-for-sale compared to $12.2 million at December 31, 1998. This $9.1 million increase, in addition to a $13 million increase in investments held-to-maturity, was funded in part from a $10.1 million reduction in fed funds and short-term interest bearing deposits.

         NON-PERFORMING ASSETS

         There were no non-performing assets or nonaccrual loans at September 30, 1999 and December 31, 1998. The allowance for possible loan losses was $818,000 at September 30, 1999 compared with $630,000 at year end 1998. Management believes the allowance for possible loan losses is adequate to provide for potential loan losses.

         DEPOSITS

         Total deposits at September 30, 1999 of $130 million, represented an increase of $33.6 million or a 34.9% increase from $96.4 million at December 31, 1998. Non-interest bearing demand deposits totaled $7.4 million at September 30, 1999, an increase of $1.9 million from December 31, 1998. Interest bearing deposits increased $31.8 million to $122.6 million at September 30, 1999.

         CAPITAL

         Equity capital at September 30, 1999 was $11.8 million. At September 30, 1999, all capital ratios were in excess of the regulatory minimums, with the Bank's Tier 1, total risk-based, and leverage ratios of 12.50%, 13.64% and 8.02%, respectively.

         LIQUIDITY

         The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and a line of credit with the Federal Home Loan Bank of Cincinnati totaling $22 million at September 30, 1999.

         On October 4, 1999, the Company filed a registration statement on Form SB-1 with the SEC for the purpose of offering up to 555,555 shares of its common stock at a per share price of $13.50. This offering will begin only after the SEC has declared the registration statement effective.


         EARNINGS REVIEW

         The Company had net income of $252,000 for the three months ending September 30, 1999, compared with $65,430 for the same period last year, resulting in an increase of 286%. Net income of the nine months ended September 30, 1999 was $647,000, an increase of $425,000 or 191% over the six months ended September 30, 1998 total net income of $222,000. Net income per diluted share was $0.57 compared to earnings per share of $0.20 in 1998. Return on average assets was .63% and the return on average equity was 7.46% for the nine month period ended September 30, 1999.

         Noninterest income increased $97,000, or 31.2%, with other fees and service charges, net gains on loans sold and insurance commissions responsible for most of the increase over the nine months ended September 30, 1998. Noninterest expense was $2.2 million for the 1999 period, an increase of 26.1% over the 1998 period, primarily resulting from increased salaries and benefits, data processing, and furniture and equipment expense.

         NET INTEREST INCOME

         Interest income and interest expense both increased from 1998 to 1999 resulting primarily from the increases in both earning assets and interest bearing liabilities. Net interest income of $1.1 million for the three months ending September 30, 1999 reflects an increase of $356,000 or 45.9% over the same period a year ago. Net interest income of $3 million for the nine months ended September 30, 1999 was up $1 million or 50% over the same period in 1998. For the nine months ending September 30, 1999, average earning assets increased $37.5 million or 40% while average interest bearing liabilities increased $30.1 million or 34% compared with the same period in 1998. Average earning asset yield declined 23 basis points to 7.63% while the cost on interest bearing liabilities declined 18 basis points. Consequently, the net interest margin based on average earning assets increased to 3.09% for the nine months ending September 30, 1999 compared with 2.95% for the same period in 1998.

         PROVISION FOR LOAN LOSSES

         During the nine months ended September 30, 1999, the provision for possible loan losses was $190,000 compared with $213,000 for the same period last year. Loan charge-offs for the nine months ended September 30, 1999, were $1,000 compared with no charge-offs in 1998. The allowance for possible loan losses represented .77% of total loans, net of mortgage loans held-for-sale, at September 30, 1999, compared to .74% at September 30, 1998. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

         PROVISION FOR INCOME TAXES

         For the nine months ended September 30, 1999, the provision for federal and state income taxes was $359,000, an increase of $239,000 from 1998, primarily due to the increase in income before income taxes.

         NONINTEREST INCOME

         The Company's noninterest income was $406,000 during the nine months ended September 30, 1999, an increase of $97,000 or 31.2% over the comparable 1998 period. The increase was attributable to increases in other fees and service charges, net gains on loans sold, insurance commissions, and rental income of $54,000, $53,000, $6,000, and $17,000, respectively, which were offset by decreases in net gain on sale and maturity of securities and other income of $26,000 and $8,000, respectively.

         NONINTEREST EXPENSE

         Noninterest expense totaled $766,000 for the three month period ending September 30, 1999, an increase of $105,000 or

         16%. For the nine month period ending September 30, 1999, noninterest expense was up $462,000 or 26% over the same period in 1998. The increases were a result primarily of growth in both the loan and deposit functions of the organization. Compensation and related benefits, data processing expense, and other operating expenses, which include postage, printing and supplies, and telephone expense, reflect the growth in the customer base and the general increased size of the organization.


         YEAR 2000 COMPLIANCE

         The Year 2000 poses challenges to the banking industry. Many experts believe that even the most prepared organizations may encounter some implementation problems. The federal banking agencies are concerned that financial institutions avoid major disruptions to service and operations. All banks are required to have an action plan to address Year 2000 issues which must include an indication of management awareness of the problems and the commitment to solutions; identification of external risks; and operational issues that are relevant to a bank's Year 2000 planning.

         The Federal Financial Institutions Examination Council ("FFIEC") has issued guidelines and target time frames to accomplish critical actions concerning Year 2000 compliance:

         -- By September 30, 1997, all banks should have identified affected applications and databases. Mission critical applications should be identified and an action plan set for Year 2000 work.

         -- By December 31, 1997, code enhancements and revisions, hardware upgrades, and other associated changes should be largely completed by all banks. In addition, for mission critical applications, programming changes should be largely completed and testing should be well underway.

         -- Between January 1, 1999 and December 31, 1999, banks should be testing and implementing their Year 2000 conversion programs.

         External factors which may adversely affect the Company include reliance on vendors, such as third-party data processing services and software and hardware vendors; electronic data-sensitive exchange among other financial institutions which may not be Year 2000 compliant; its corporate customers and other debtors.

         We have been assessing our state of readiness by evaluating our information technology ("IT") and non-IT systems. IT systems commonly include data processing, accounting and telephone systems. With respect to our IT systems, we estimate that our Year 2000 identification, assessment and remediation efforts are substantially complete. During 1999, further testing will be carried out in order to ensure that all systems are working properly. We have assessed our Year 2000 status in regard to non-IT systems and have determined that no material risk exists.

         We have communicated with our significant vendors in order to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. We have received either verbal or written assurance from these vendors that they expect to address all their significant Year 2000 issues on a timely basis. With respect to significant borrowers and depositors, we do not anticipate any material Year 2000 issues.

         We require all commercial loan applicants to complete a Year 2000 questionnaire prior to our approval of loan requests. We believe the most reasonable likely worst-case Year 2000 scenario would be a failure of our data processing, accounting and telephone systems. We have contingency plans in place in the event these systems fail. Our employees have engaged in practice drills which include manual procedures to complete most system functions.

         The Company anticipates total expenses relating to Year 2000 issues not to exceed $25,000 with approximately $4,000 remaining for staff training and customer awareness.

PART II  -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)     27  Financial Data Schedule (for SEC use only)
         b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STATE OF FRANKLIN BANCSHARES, INC.
                                             (Registrant)






November 15, 1999                      /s/ RANDAL R. GREENE
-----------------       ------------------------------------------------------
     (Date)                   Randal R. Greene, President and Chief
                                           Executive Officer
                                    (Principal Executive Officer)




November 15, 1999                    /s/ CHARLES E. ALLEN, JR.
-----------------      -------------------------------------------------------
     (Date)                 Charles E. Allen, Jr., Chairman of the Board
                                     and Chief Financial Officer
                       (Principal Executive, Financial and Accounting Officer)