Form 10KSB
period 1999-12-31
STATE OF FRANKLIN BANCSHARES INC
filed 2000-03-30
CIK 1066626

================================================================================

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                          Yes  X         No
                                                             ----           ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.      [X]

   THE REGISTRANT'S REVENUES FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999 WERE
                                  $10,974,084.

     THE  AGGREGATE  MARKET  VALUE  OF  THE  SHARES  OF  COMMON  STOCK  HELD  BY
NONAFFILIATES OF THE REGISTRANT AS OF MARCH 15, 2000 IS APPROXIMATELY $13.1 MILLION. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. OUTSTANDING AT MARCH 15, 2000, COMMON STOCK, $1.00 PAR VALUE, 1,345,465 SHARES.

Documents Incorporated by Reference: PROXY STATEMENT RELATED TO 2000 ANNUAL MEETING OF SHAREHOLDERS.

================================================================================

                                     PART I

ITEM  1.       DESCRIPTION  OF  BUSINESS

THE  COMPANY

     State of Franklin Bancshares, Inc. (State of Franklin) is a registered bank holding company organized under the laws of Tennessee and headquartered in Johnson City, Tennessee. State of Franklin Savings Bank (The Savings Bank) is a wholly owned subsidiary through which we conduct our banking operations. On December 31, 1999, we had consolidated total assets of approximately $160 million. State of Franklin Leasing Corporation is a wholly owned subsidiary of State of Franklin which engages in equipment lease financing. The Savings Bank offers title services through its wholly owned subsidiary John Sevier Title Services, Inc.

     We believe we can present an alternative to recent mergers of large financial institutions by offering local ownership, local decision making and other personalized services characteristic of local, community-based financial institutions. The holding company structure provides flexibility for expansion of our banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

THE  SAVINGS  BANK

     The Savings Bank was incorporated under the laws of the State of Tennessee and commenced business on February 26, 1996, as a Tennessee-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation's (generally known as the "FDIC") Bank Insurance Fund. The Savings Bank is regulated by the Tennessee Department of Financial Institutions and the FDIC. The Savings Bank operates a main office and two branches in Johnson City, Washington County, Tennessee, and one branch in Kingsport, Sullivan County,
Tennessee.  The  Savings  Bank  owns  John  Sevier  Title  Services  Inc.,  a
Tennessee-chartered  and  regulated  title  insurance  company.

SERVICES

     We provide a wide range of personal and corporate banking services. Our principal business is to accept demand and savings deposits from the general public and to invest such funds in residential mortgage loans and, to a lesser extent, in commercial and consumer loans in our market area. We seek savings deposits and transaction accounts from households and businesses by offering a full range of savings accounts, retirement and professional accounts, checking accounts and time certificates. We also offer 24-hour automated teller machines and other financial services.

MARKETS

     Our customers are primarily individuals, households, and small-to-medium sized businesses, as well as physicians and other professionals. We are subject to substantial competition, however, from other commercial banks, savings and loan associations, credit unions and finance companies operating in Washington and Sullivan counties and elsewhere in the Tri-Cities, Tennessee / Virginia region. Particularly intense competition for loans and deposits comes from other financial institutions in our market area.

     In certain aspects of our business, we also compete with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses and other financial institutions, some of which are not subject to the same degree of regulation and restriction that we are, and some of which have financial resources greater than ours. Our future success will depend primarily upon the difference between the cost of our borrowing (primarily interest paid on deposits) and income from operations (primarily interest or fees earned on loans, sales of loans and investments). We compete for funds with other institutions, which, in most cases, are significantly larger than we are and are able to provide a greater variety of services than we can. These competitors may thus obtain deposits at lower rates of interest.

NET  INTEREST  INCOME

     The following table sets forth weighted average yields earned by State of Franklin on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and certain other information:

                                                                        1999                           1998
                                                        ---------------------------------------------------------------
(Fully taxable equivalent)                                             Interest  Average              Interest  Average
(Dollars in thousands)                                     Average     Income/    Yields/   Average   Income/   Yields/
                                                           Balance     Expense     Rate     Balance   Expense     Rate
                                                          ----------  ---------  --------  ---------  --------  -------
ASSETS:

Interest-earning assets:

Loans net of unearned income                              $  99,726   $  8,220      8.24%  $ 68,157   $  5,767    8.46%
U.S. Treasury and other U.S.  government agencies            28,825      1,887      6.55%    17,237      1,183    6.86%
Other earning assets                                          1,630        101      6.18%     3,172        172    5.44%
Federal funds sold                                            4,670        224      4.79%     8,645        454    5.25%
                                                          ----------  ---------            ---------  --------
    Total interest-earning assets/interest income           134,851     10,432      7.74%    97,211      7,577    7.79%
                                                          ----------  ---------            ---------  --------
Cash and due from banks                                       1,949                           1,564
Other assets                                                  5,033                           4,498
Allowance for loan losses                                      (737)                           (631)
                                                          ----------                       ---------
    Total                                                 $ 141,096                        $102,641
                                                          ==========                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing liabilities:

Interest-bearing checking deposits                        $   5,334   $    110      2.07%  $  3,644   $     78    2.14%
Savings                                                      40,780      1,972      4.84%     4,589        208    4.52%
Individual retirement accounts                               13,940        631      4.53%    10,194        468    4.59%
Time certificates                                            52,849      2,950      5.58%    63,928      3,720    5.82%
Borrowed funds                                                9,352        507      5.42%     5,337        288    5.40%
                                                          ----------  ---------            ---------  --------
    Total interest-bearing liabilities/interest expense     122,255      6,170      5.05%    87,693      4,761    5.43%
                                                          ----------  ---------  --------  ---------  --------  -------
Non-interest bearing demand  deposits                         6,206                           3,886
Other liabilities                                             1,112                             269
Stockholders' equity                                         11,523                          10,794
                                                          ----------                       ---------
    Total                                                 $ 141,096                        $102,641
                                                          ==========                       =========
Net interest earnings                                                 $  4,262                        $  2,816
                                                                      =========                       ========

Net interest on interest-earning assets                                              3.16%                        2.90%
Return on average assets                                                             0.77%                        0.29%
Return on average equity                                                             9.44%                        2.80%
Cash dividends declared                                                                --                           --
Dividend payout ratio                                                                  --                           --

     The following table summarizes changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:

                                                                December 31, 1999           December 31, 1998
                                                                      Versus                     Versus
                                                                December 31, 1998           December 31, 1997
                                                               Increase (Decrease)          Increase (Decrease)
                                                                Change Due to: (1)          Change Due to: (1)
                                                                ------------------          ------------------
(Dollars in Thousands)                                       Volume     Rate     Total    Volume    Rate    Total
                                                            ---------  -------  -------  --------  ------  -------
Increase (decrease) in: (2)
Loans, net of unearned income                               $  2,602   $ (149)  $2,454   $ 2,892   $ 136   $3,028
U.S. Treasury and other U.S. government agency securities        759      (55)     704       (70)   (521)    (591)
Other earning assets                                             (95)      24       72       166     (22)     144
Federal funds sold                                              (191)     (40)     230        35    (161)     196
                                                            ---------  -------  -------  --------  ------  -------
           Total interest income                                                 2,855                      2,777
                                                                                -------                    -------
Increase (decrease) in: (2)
Interest-bearing checking deposits                                35       (2)      33       298     (25)     273
Savings deposits                                               1,750       14    1,765       103     (28)      75
Individual retirement accounts                                   170       (6)     164       113      (7)     108
Time certificates                                               (618)    (152)    (770)    1,101     (75)   1,026
Borrowed funds                                                   217        1      218       304      --      304
                                                            ---------  -------  -------  --------  ------  -------
          Total interest expense                                                 1,409                      1,786
                                                                                -------                    -------

Increase (decrease) in net  interest income                                    $ 1,446                     $  991
                                                                               ========                    =======

------------------------------------
(1)     Increases (decreases) are attributable to volume changes and rate changes on the following basis:  Volume
        Change  equals change in volume times prior year rate.  Rate Change equals change in rate times prior year volume. Changes that are not due  solely to  volume  or  rate  changes  are  allocated  to  volume.

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

LIABILITY  AND  ASSET  MANAGEMENT

     A committee composed of our officers and directors is responsible for managing our assets and liabilities. The chairman of the committee is our Chairman of the Board, Charles E. Allen, Jr. The committee attempts to manage our asset growth, liquidity and capital to maximize income and reduce interest rate risk. The committee directs our overall acquisition and allocation of funds and reviews and discusses our assets and liability funds budget in relation to the actual flow of funds. The committee also reviews and discusses

     -     peer  group  comparisons,
     -     the  ratio  of  rate-sensitive  assets to rate-sensitive liabilities,
     - the ratio of allowance for loan losses to outstanding and nonperforming loans,
     -     expected  loan  demand,
     -     investment  opportunities,
     -     core  deposit  growth  within  specific  categories,
     -     regulatory  changes,
     -     monetary  policy  adjustments,  and
     -     the  overall  state  of  the  local  and  national  economies.

     The matching of assets and liabilities may be analyzed by examining the extent to which the assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

     The following table is an interest sensitivity profile for the Savings Bank as of December 31, 1999 and 1998. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.

                                                           December  31,  1999
                                     --------------------------------------------------------------------
                                                  After 3 months
                                       Within       Within 12       After 12 months    After 5
                                      3 months        months        Within 5 years      years      Total
                                     ----------  ----------------  -----------------  ---------  ---------
(Dollars in thousands)
EARNING ASSETS:
Loans                                $  33,133   $         3,066   $         46,452   $ 31,944   $114,595
Investment securities:
  Available for sale                     1,141                                  966     18,866     20,973
  Held to maturity                                                            1,000     12,988     13,988
Federal funds sold                         308                                                        308
Interest-bearing
deposits                                   133                                                        133
Federal Home Loan Bank stock             1,418                                                      1,418
                                     ----------  ----------------  -----------------  ---------  ---------
     Total earning assets            $  36,134   $         3,066   $         48,418   $ 63,798   $151,416
                                     ==========  ================  =================  =========  =========

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits            $  71,530   $        32,862                                 $124,475
Short-term debt                          4,048                     $         20,083              $  4,048
Long-term debt                                                                           9,000      9,000
                                     ----------  ----------------  -----------------  ---------  ---------
Total interest-bearing liabilities   $  75,578   $        32,862   $         20,083   $  9,000   $137,523
                                     ==========  ================  =================  =========  =========

Net repricing gap                    $ (39,444)  $       (29,796)  $         28,335   $ 54,798   $ 13,893

Rate sensitivity gap:
Net repricing gap as a percentage
  of total earning assets              (26.05)%          (19.68)%             18.71%     36.19%      9.18%
Cumulative gap                       $ (39,444)  $       (69,240)  $        (40,906)   $ 13,893  $ 13,893
Cumulative gap as a percentage
  of total earning assets              (26.05)%          (45.73)%           (27.02)%      9.18%      9.18%

                                                              December  31,  1998
                                     ------------------------------------------------------------------------
                                                  After 3 months
                                       Within       Within 12       After 12 months     After 5
                                      3 months        months        Within 5 years       years        Total
                                     ----------  ----------------  -----------------  ------------  ---------
(Dollars in thousands)

EARNING ASSETS:
Loans                                $  16,424   $         7,443   $         38,406   $    14,286   $ 86,559
Investment securities:
     Available for sale                                                          36        12,045     12,081
     Held to maturity                                                                                     --
Federal funds sold                       6,421                                                         6,421
Interest-bearing deposits                5,113                                                         5,113
                                     ----------  ----------------  -----------------  ------------  ---------
Total earning assets                 $  37,958   $         7,443   $         38,442   $    26,331   $116,174
                                     ==========  ================  =================  ============  =========

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits            $  22,879   $        24,515   $         43,534   $             $ 90,928
Long-term debt                                             3,000              6,000                    9,000
                                     ----------  ----------------  -----------------  ------------  ---------
Total interest-bearing liabilities   $  22,879   $        27,515   $         49,534   $        --   $ 99,928
                                     ==========  ================  =================  ============  =========

Net repricing gap                    $  15,079   $       (20,072)  $        (11,092)  $    26,331   $ 10,246

Rate sensitivity gap:
Net repricing gap as a percentage
   of total earning assets               13.69%          (18.22)%           (10.07)%        23.90%      9.30%
Cumulative gap                       $  15,079   $        (4,993)  $        (16,085)   $   10,246    $ 10,246
Cumulative gap as a percentage
of total earning assets                  13.69%           (4.53)%           (14.60)%         9.30%      9.30%

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

DEPOSITS

     We offer a full range of depositor accounts and services to both consumers and businesses. None of these deposits were brokered. Our primary sources of funds are interest-bearing deposits. The following table sets forth our deposit structure at December 31, 1999 and 1998 (in thousands).

                                                  1999     1998
                                                --------  -------
Non interest-bearing deposits:

Individuals, partnerships and corporations      $  5,846 $  4,346
Certified and official checks                      1,916    1,292
                                                --------  -------
  Total non interest-bearing deposits              7,762    5,638

Interest-bearing deposits:
Interest-bearing demand accounts                  19,960   18,306
Savings accounts                                  43,695    6,108
Certificates of deposit, less than $100,000       46,199   49,587
Certificates of deposit, greater than $100,000    14,621   16,725
                                                --------  -------

  Total interest-bearing deposits                124,475   90,726
                                                --------  -------

  Total deposits                                $132,237  $96,364
                                                ========  =======

     The following table shows, by category, the weighted average rate on deposits and the average amount of deposits for the periods indicated:

                                                            December 31,
                                      ---------------------------------------------------------------
                                                1999                                 1998
                                      ---------------------------      ------------------------------
(In Thousands)
Non interest-bearing  deposits         0.00%           $    6,206            0.00%          $   3,886
Savings deposits                       4.84%               40,780            4.52%              4,589
Money market deposits                  4.53%               13,940            4.59%             10,194
Time deposits                          5.58%               52,849            5.82%             63,929
Interest-bearing  demand deposits      2.07%                5,334            2.14%              3,644
                                                       ----------                           ---------
Total deposits                                         $  119,109                           $  86,242
                                                       ==========                           =========

     At December 31, 1999 and 1998, time deposits greater than $100,000 aggregated approximately $14.6 million and $16.7 million, respectively. The following table indicates, as of December 31, 1999 and 1998, the dollar amount of deposits of $100,000 or more by the time remaining until maturity (in thousands):

                                      1999                                    1998
                                      ----                                    ----
                                         1 Year                                  1 Year
                   3 Months   3 to 12   through            3 Months   3 to 12   through
                    or less    Months   5 years    Total    or less    Months   5 years    Total
                   ---------  --------  --------  -------  ---------  --------  --------  -------
Time certificates  $  1,876   $  7,335  $  5,410  $  14,621 $  6,271  $  5,670  $  4,784  $16,725

ASSETS

     Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our earning assets by category at December 31, 1999 and 1998.

                                         1999      1998
                                       --------  --------
(In Thousands)
Investment securities:
  Available for sale                   $ 21,441  $ 12,249
  Held to maturity                       13,988
Short-term interest-bearing deposits        133     5,000
Federal funds sold                          308     6,421
Federal Home Loan Bank stock              1,418       471
Loans:
  Real estate                            74,375    51,311
  Commercial and other                   40,591    35,494
                                       --------  --------
    Total loans                         114,966    86,805
   Less unearned income                      73        68
                                       --------  --------
  Loans, net of unearned income         114,893    86,737
                                       --------  --------
Total earning assets                   $152,181  $110,878
                                       ========  ========

INVESTMENT  PORTFOLIO

     For a description of the composition of the carrying value of our investment portfolio at December 31, 1999 and 1998, see Note 12 to the Consolidated Financial Statements attached hereto.

     The following table presents the maturity distribution of the amortized cost and estimated market value of our investment portfolio at December 31, 1999 and 1998. The weighted average yields on these instruments are presented based on final maturity.

                                                          1999                                   1998
                                                          ----                                   ----
                                           Amortized    Estimated      Weighted     Amortized   Estimated       Weighted
                                              Cost    Market Value  Average Yield      Cost    Market Value   Average Yield
                                           ---------  ------------  -------------  ---------  ------------  -------------
(Dollars in Thousands)
Held to maturity:
-----------------------------------------
Obligations of U.S. Government agencies:
  Due after 1 year but within 5 years      $   1,000  $        973          6.25%
  Due after 5 years but  within 10 years      12,988        12,328          6.55%
                                           ---------  ------------
     Total                                 $  13,988  $     13,301          6.53%
                                           =========  ============
Available for sale:
-----------------------------------------
Obligations of U.S. Government agencies:
  Due within 1 year                        $       0  $          0          0.00%
  Due after 1 year but within 5 years            998           966          6.06%  $  10,555  $     10,613          6.68%
  Due after 10 years                           2,993         2,813          6.94%        999         1,001          7.06%
Other - due within 1 year                      1,609         1,609          5.05%         36            36          7.20%
                                           ---------  ------------                 ---------  ------------
     Total                                 $  22,365  $     21,441          6.55%  $  11,590  $     11,650          6.71%
                                           =========  ============                 =========  ============

INVESTMENT  POLICY

     Our investment portfolio policy is designed to provide guidelines by which the funds not otherwise needed to meet loan demand of our market area can best be invested to meet fluctuations in the loan demand and deposit structure. Our investment officer, Chairman Allen, seeks to balance the market and credit risk against the potential investment return, make investments compatible with the pledging requirements of our deposits of public funds, and maintain compliance with regulatory investment requirements. The Investment Policy is reviewed annually by the Directors. Chairman Allen reports monthly to the Directors.

LOAN  PORTFOLIO

     The following table sets forth the composition of our loan portfolio at December 31, 1999 and 1998.

                                        1999     1998
                                      --------  -------
(In Thousands)
Real estate loans:
  Construction and land development   $  1,490  $ 2,013
  Secured by residential properties     65,220   51,821
  Commercial real estate loans           7,665    9,104
                                      --------  -------
     Total real estate loans            74,375   62,938
Commercial and industrial loans         23,060   13,784
Installment loans                       16,954    9,424
Other consumer loans                       418      396
All other loans                             86       17
                                      --------  -------

    Total loans                       $114,893  $86,559
                                      ========  =======


The following tables set forth the maturities of the loan portfolio and its sensitivity to interest rate changes.

                                            December 31, 1999
                                            -----------------
                                             Maturity Range
                                             --------------
                                  One Year   One Through      Over
(In Thousands)                     or Less    Five Years   Five Years    Total
                                  ---------  ------------  -----------  --------
Real estate construction loans    $   1,490  $         --  $        --  $  1,490
Commercial and industrial loans       7,616        10,777        4,667    23,060
All other loans                      27,089        35,977       27,277    90,343
                                  ---------  ------------  -----------  --------

  Total loans                     $  36,195  $     46,754  $    31,944  $114,893
                                  =========  ============  ===========  ========

     The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is set forth below.

     Real estate and commercial and industrial loans maturing after one year as of December 31, 1999 (in thousands):

    Fixed rate                                 $  13,354
    Floating rate                                 50,156

    Other  loans  maturing  after  one  year:

    Fixed rate                                    13,966
    Floating rate                                  1,222
                                                 -------

          Total loans maturing after one year    $78,698
                                                 =======

LENDING  POLICY

     While the ultimate authority to approve loans rests with our Board of Directors, lending authority is delegated by the Directors to our loan officers and loan committees, each of whom may make a limited amount of secured and unsecured loans to a single borrower or related group of borrowers. Lending limits of individual officers are documented in the respective personnel files and are reviewed annually by the Directors. Loan officers discuss with a senior officer any loan request which exceeds their individual lending limit. The loan must have the joint approval from the originating officer and a senior officer. Our President and Chief Executive Officer has the authority to approve first mortgages for one-to-four family residential loans which conform to the guidelines of the Farmers Home Administration, the Veterans Administration, and the Tennessee Housing Development Authority, and other conventional investors in any amount.

     Our Lending Policy provides written guidelines for lending activities and is reviewed at least annually by the Directors. The Directors recognize that, from time to time, it is in State of Franklin's best interest to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained; and when it is desirable to meet the terms offered by a competitor. All exceptions granted are documented in the loan committee's minutes.

     State of Franklin's primary business lies in making real estate mortgage loans in the market area. Real estate loans made outside the market area must be in compliance with the exception-to-policy guidelines. Lending activities in the real estate area tend to fall into the four general categories of

     -     acquisition  and  development,
     -     construction,
     -     permanent  financing,  and
     -     home  equity.

     As a general rule, we seek to maintain loan-to-collateral value ratios of at least 80% of the actual purchase price or the appraised value, whichever is less. This limit is reduced for certain types of real estate loans in conformity to industry and regulatory guidelines. The following standards, established by inter-agency guidelines by the federal bank regulators, including the FDIC, went into effect on March 19, 1993:


     As a general rule, we seek to maintain loan-to-collateral value ratios of at least 80% of the actual purchase price or the appraised value, whichever is less. This limit is reduced for certain types of real estate loans in conformity to industry and regulatory guidelines. The following standards, established by inter-agency guidelines by the federal bank regulators, including the FDIC, went into effect on March 19, 1993:

                                                             Maximum  Allowable
          Loan  Category                                   Loan-to-Value  Ratio
          --------------                                   --------------------

     Land                                                          65%
     Land  development                                             75%
     Owner-occupied  commercial                                    75%
     Construction
        Commercial,  multifamily  (1)  and  other  nonresidential  80%
        1-4  family  residential                                   85%
     Improved  property                                            85%
     Owner-occupied  1-4  family and home equity (2)               85%

     --------------------------
     (1)     Multifamily  construction  includes condominiums and cooperatives.
     (2) A loan-to-value limit has not been established for permanent mortgage or home equity loans or owner-occupied, 1-4 family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.

LOAN  REVIEW  AND  NONPERFORMING  ASSETS
----------------------------------------

     We have an internal loan review system to determine deficiencies and corrective action to be taken. Loans are graded as follows:

     CLASS  1.  Prime loans based upon liquid collateral with adequate margin or
     --------
supported by strong financial statement of recent date. Character and repayment ability of borrower are excellent and unquestioned. Position of company in its industry and in its community is excellent. High liquidity, minimum risk, good ratios, low handling cost.

     CLASS  2.  Desirable  loans of somewhat less stature than Class A, but with
     ---------
strong financial statements, and/or secured by strong collateral position. Probability of serious financial deterioration is unlikely.

     CLASS  3.  Satisfactory  loans of average or mediocre strength; having some
     --------
deficiency or vulnerability to changing economic or industry conditions, but currently collectible. Secured loans lacking in margin or liquidity. Loans to individuals, perhaps supported in dollars of net worth but whose supporting assets are illiquid. Sometimes used as a temporary classification for untested borrowers or where information is incomplete.

     CLASS  4.  First  classification  that  has relevancy to bank examiners.  A
     --------
warning classification which portrays one or more deficiencies that cannot be tolerated even in the short run. Regulatory classification "Other Assets Especially Mentioned.

     CLASS  5.  Substandard  credits  for  their  steadiness  or other deficient
     --------
nature. Company or individual loans with no evident future, which are unfavorable, affecting loan-to-deposit ratio or cost of funds. Heavy leveraged accounts, with no immediate relief or compensating features. Accounts requiring attention of loan officer due to lack of borrower cooperation.

     CLASS 6.  Doubtful credits with weaknesses demanding full attention of loan
     -------
officer. Collection or liquidation in full is highly questionable. Serious problems exist to the point where a partial loss of principal is likely.

     CLASS  7.  Loans  where  an  element of probable loss is present.  Critical
     --------
credits requiring immediate and drastic action. Loan should probably be charged off. Bank examiners will probably classify such loans as "Loss."

     Loans graded "5", "6" or "7" will automatically be referred to management for inclusion on our "watch list." We also employ an outside bank consulting firm to perform an independent annual loan review.

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

     At  December  31,  1999  the  Savings  Bank had  non accrual loans totaling
$221,781 and no restructured loans or loans 90 days or more past due. The Savings Bank has no loans to foreign borrowers and we are not aware of any problems that would significantly increase the amount or number of problem loans in the coming months.

CREDIT  RISK  MANAGEMENT  AND  RESERVE  FOR  LOAN  LOSSES

     Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of our business. The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained. Management's objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies. To effect this policy, management meets weekly to review and approve loans and meets monthly to review investments.

     The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as our previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require us to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

     The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $810,000 at year end 1999, or 0.71% of loans outstanding, net of unearned income, compared to $630,000 or 0.74% at year end 1998. During these periods both charge-offs and loans on non accrual have remained relatively low. Management does not foresee any events that will significantly increase loan losses in the coming months; however, increases to the reserve were made primarily as a result of growth and the risk associated with the size of the loan portfolio. While the reserve has increased significantly, it has remained relatively level as a percent of total loans. The following table presents data related to State of Franklin's reserve for loan losses for the years ended December 31, 1999 and 1998.

                                                                                             1999    1998
                                                                                            ------  ------
(Dollars In Thousands)
Balance at beginning of period                                                              $ 630   $ 355
Charge offs:
  Commercial                                                                                   --      --
  Real estate mortgage                                                                         --      --
  Installment loans to individuals                                                              1      --
                                                                                            ------  ------

Recoveries:
  Commercial                                                                                   --      --
  Real estate mortgage                                                                         --      --
  Installment loans to individuals                                                             --      --
                                                                                            ------  ------

Net charge offs
Additions to reserve charged to operations                                                    181     275
                                                                                            ------  ------
Balance at end of period                                                                    $ 810   $ 630
                                                                                            ======  ======

Ratio of net charge offs during the period to average loans outstanding during the period    0.00%   0.00%
Average allowance for loan losses to average total loans                                     0.71%   0.74%

At December 31, 1999 and 1998, the allowance for loan losses was allocated as follows:

(Dollars in thousands)
                                       1999                               1998
                                       ----                               ----
                                Percent of loans in each          Percent of loans in each
                        Amount  category to total loans   Amount  category to total loans
                        ------  ------------------------  ------  ------------------------
Commercial              $   80                       20%  $   15                        2%
Real estate mortgage       527                       65%     460                       73%
All other                  203                       15%     155                       25%
                        ------  ------------------------  ------  ------------------------
   Total                $  810                      100%  $  630                      100%
                        ======  ========================  ======  ========================

     The allocation of the allowance is presented based in part on evaluations of past history and composition of the loan portfolio. Since these factors are subject to change, the current allocation of the allowance is not necessarily indicative of the breakdown of future losses.

     The following table sets forth information with respect to our nonperforming loans on the dates indicated. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due 90 days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on nonaccrual status. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income n such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

     Nonperforming assets (Dollars in thousands):                                             December 31,
                                                                                           ------------------
                                                                                             1999      1998
                                                                                           --------  --------
     Nonaccrual loans                                                                      $   222        --
     Restructured loans                                                                         --        --
     Other loans past due 90 days or more to principal or interest payments                     --   $     2
     Nonperforming loans as a percentage of net loans before allowance for loan losses        0.00%     0.00%
     Allowance for loan losses as a percentage of nonperforming loans                          365%   31,500%

CAPITAL  RESOURCES/LIQUIDITY

     Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. Our liquidity, represented by cash and cash due from banks, is a result of our operating, investing and financing activities. In order to insure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds which will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

     Although we have no formal liquidity policy, in the opinion of management, its liquidity levels are considered adequate. We are not subject to any specific liquidity requirements imposed by regulatory orders. Management believes its liquidity ratios meet or exceed regulatory guidelines. Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

     The following table sets forth liquidity ratios for the periods indicated:

                                                  1999     1998
                                                 -------  -------
   Average loans to average deposits              83.7%    79.0%

IMPACT  OF  INFLATION  AND  CHANGING  PRICES

     The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. The impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

CAPITAL  ADEQUACY

     Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. Our management's objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans.

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

     Our  consolidated  capital  ratios  are  set  forth  below.

                                                   December 31, 1999    December 31, 1998
                                                  ------------------  -------------------
(Dollars in Thousands)
CAPITAL:
Tier I capital:
     Stockholders' common equity                  $          13,498   $           11,570
     Less unrealized (loss) gain in securities                 (610)                  40
     Less disallowed intangibles                                 --                   --
                                                  ------------------  -------------------
              Total Tier I capital                           14,109               11,530
Tier II capital:
     Qualifying allowance for loan losses                       810                  630
                                                  ------------------  -------------------
              Total capital                                  14,919               12,161
Risk-adjusted assets                                        101,395               74,160
Quarterly average assets                                    155,226              108,452

RATIOS:
Tier I capital to risk-adjusted assets                        13.86%               15.55%
Tier II capital to risk-adjusted assets                         .80%                 .85%
Total capital to risk-adjusted assets                         14.66%               16.40%
Leverage - Tier I capital to quarterly  average
assets less disallowed intangibles                             9.09%               10.63%

          On December 31, 1999, we exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

SUPERVISION  AND  REGULATION

GENERAL
--------

     As a Tennessee-chartered, federally-insured savings bank, the Savings Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Savings Bank is regularly examined by the FDIC and the Tennessee Department of Financial Institutions and files periodic reports concerning its activities and financial conditions with its regulators. The Savings Bank's relationship with depositors and borrowers is also regulated to a great extent by both federal law and the laws of the State of Tennessee, especially in such matters as the ownership of accounts and the form and content of mortgage documents.

     Federal and state banking laws and regulations govern all areas of the operation of the Savings Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. Both the Tennessee Department of Financial Institutions and the FDIC have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

TENNESSEE  SUPERVISION  AND  REGULATION
---------------------------------------

     As a Tennessee-chartered savings bank, the Savings Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the type of permissible investments, and geographic expansion, among other things. The Savings Bank must submit an application and receive the approval of the Tennessee Department of Financial Institutions before opening a new branch office or merging with another financial institution. The Commissioner of the Department has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Savings Bank to cease and desist from violating a law or regulation and from engaging in unsafe or unsound banking practices.

     The Savings Bank is chartered under the Savings Bank Chartering Act of 1991. The Tennessee Department of Financial Institutions has not yet promulgated any regulations governing the operation of savings banks. However, the Savings Bank Act contains a "parity provision" that authorizes the Department to promulgate regulations authorizing savings banks to make any investment or engage in any activity that is permissible for federally-chartered savings banks, subject to the same limitations applicable to federally-chartered savings bank, upon the Commissioner's determination that Tennessee-chartered savings banks would be at a competitive disadvantage absent such authorization.

FEDERAL  REGULATION
--------------------

     Deposit  Insurance.  Our  deposit  accounts  are  insured by the FDIC up to
     -------------------
applicable limits by the Bank Insurance Fund. The Bank Insurance Fund was designated as an insurance fund pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As insurer, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state-chartered banks that are not members of the Federal Reserve System. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof. FDIC supervision and regulation is intended primarily for the protection of depositors and the FDIC insurance funds.

     Pursuant to the Federal Deposit Insurance Act, as amended, all Bank Insured Fund-insured banks must pay semiannual insurance assessments to recapitalize the Bank Insurance Fund to a 1.25% of insured deposits ratio. In August 1995, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed Bank Insurance Fund-insured institutions to the lowest assessment rate of 4 basis points per $100 of assessable deposits. The Bank Insurance Fund premium reduction became effective in September 1995. Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance pursuant to procedures established for that purpose.

     At December 31, 1999, our deposit base for purposes of FDIC premiums was $134 million. We paid FDIC insurance premiums of $0 in 1996, $4,552 in 1997, $9,000 in 1998 and $12,374 in 1999.

     Prompt  Corrective  Action.  Under  Section  38  of  the  Federal  Deposit
     ---------------------------
Insurance Act, as amended, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be:


     - "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

     - "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio that is 4.0% or more, or a Tier 1 leverage capital ratio that is 4.0% or more;

     - "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

     - "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and

     - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     Section 38 of the Federal Deposit Insurance Act and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized).

     An institution generally must file a written capital restoration plan which meets specified requirements, as well as performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which set forth various mandatory and discretionary restrictions on its operations.

     Standards  for  Safety  and  Soundness.  The  Federal Deposit Insurance Act
     ---------------------------------------
requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to:

     -  internal  controls,  information  systems  and  internal  audit systems;
     -  loan  documentation;
     -  credit  underwriting;
     -  interest  rate  risk  exposure;
     -  asset  growth;  and
     -  compensation,  fees  and  benefits.

The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement safety and soundness standards required by the Federal Deposit Insurance Act. These Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also adopted asset quality and earnings standards which are part of these Guidelines. Under the regulations, if the FDIC determines that we fail to meet any standards prescribed by these Guidelines, the agency may require us to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital  Requirements.  The  FDIC's minimum capital standards applicable to
     ----------------------
FDIC-regulated banks and savings bank require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3.0% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth.

     FDIC capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

     FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank's capital adequacy an assessment of risk-based capital focusing principally on broad categories of credit risk. No measurement framework for assessing the level of a bank's interest rate risk exposure has been codified but, effective board and senior management oversight of the banks tolerance for interest rate risk is required.

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

     We believe that, under the current regulations, the Savings Bank has sufficient capital to meet its minimum capital requirements. However, events beyond the control of the Savings Bank, such as a downturn in the economy in areas where the Savings Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Savings Bank to meet its capital requirements.

     Activities and Investments of Insured State-Chartered Banks.  Section 24 of
     ------------------------------------------------------------
the Federal Deposit Insurance Act, as amended, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things,

     (1)  acquiring  or  retaining  majority  interest  in  a  subsidiary,

     (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investment may not exceed 2% of the bank's total assets,

     (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and

     (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met. State law also provides that the Savings Bank may invest in any investment permissible by federally chartered Savings banks, subject to the restrictions for such entities.

     FDIC regulations implementing Section 24 of the Federal Deposit Insurance Act provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank or savings bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

     Loans-to-One-Borrower.  The aggregate amount of loans that we are permitted
     ----------------------
to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital with Board approval. Based on our current capitalization of $12.2 million, our loans-to-one borrower limit is approximately $3.1 million.

     Federal  Reserve  System.  In  1980,  Congress  enacted  legislation  which
     -------------------------
imposed Federal Reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at a bank.

     Community  Reinvestment  Act.  We are also subject to the provisions of the
     -----------------------------
Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. As a component of its Community Reinvestment Act outreach, we have instituted an affordable home loan program for first-time home buyers and low to moderate income borrowers. We also offer Tennessee Housing Development Authority, Veterans Administration and Federal Home Administration loans.

     Interstate  Banking.  On September 29, 1994, the Federal government enacted
     --------------------
the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The provisions of this Act became effective on September 29, 1995, at which time eligible bank holding companies in any state were permitted, with Federal Reserve approval, to acquire organizations in any other state. As such, all existing regional compacts and substantially all existing regional limitations on interstate acquisitions of banking organizations have been eliminated. This Act also removed substantially all of the existing prohibitions on interstate branching by banks. On and after June 1, 1997, a bank operating in any state may establish one or more branches within any other state without the establishment of a separate banking structure within the other state.

     Under the Tennessee Bank Reform Act of 1996 that amended the Tennessee Banking Act, the acquisition of Tennessee banks and bank holding companies by, and mergers with, out-of-state banks and bank holding companies is permitted with the prior approval of the Department subject to the requirements of the Act. An amendment to the Bank Reform Act of 1996, effective June 1, 1997, also permits Tennessee state banks and savings banks, with prior approval of the Department of Financial Institutions, to operate branches outside the state of Tennessee. Although this legislation has the potential to increase the number of competitors in our market place, we cannot predict the actual impact of such legislation on our competitive position. Out-of-state banks may not, under current Tennessee law, branch de novo into Tennessee nor may out-of-state banks
                               -- ----
or  bank  holding  companies  enter Tennessee through "branch-only" acquisition.

CHANGE  IN  CONTROL  RESTRICTIONS
---------------------------------

     Statutory  Provisions.  The Change in Bank Control Act requires the written
     ---------------------
consent  of  the  FDIC  be  obtained  prior  to  any person or company acquiring
"control" of a state-chartered savings bank. Tennessee law also requires the prior written consent of the Department of Financial Institutions to acquire control of a Tennessee-chartered savings bank. Upon acquiring control, a company will be deemed to be a bank holding company and must register with the Federal Reserve. Conclusive control is presumed to exist if, among other things, an individual or company acquires more than 25% of any class of our voting stock. Rebuttable control is presumed to exist if, among other things, a person acquires more than 10% of any class of voting stock and the issuer's securities are registered under Section 12 of the Securities Exchange Act of 1934 or the person would be the single largest stockholder. Restrictions applicable to the operations of a bank holding company and conditions that may be imposed by the Federal Reserve in connection with its approval of a company to become a bank holding company may deter companies from seeking to obtain control of State of Franklin.

     Other.  While  not directly restricting efforts to acquire control of State
     -----
of Franklin, certain other characteristics of our organization may discourage attempts to acquire control of us. Our By-Laws provide that approximately one-third of our Board of Directors are elected each year, thereby making it more difficult for a potential acquirer of control of State of Franklin to replace the members of the Board of Directors than it would be if directors were elected at more frequent intervals or if a greater percentage of directors were elected at any one time.

     The restrictions contained in the Change of Bank Control Act and the regulations promulgated thereunder will apply to acquisitions of the common stock in the offering. In addition, as a result of all of the foregoing restrictions on acquisitions, State of Franklin is a less attractive target for a "takeover" attempt than other less-highly regulated companies generally. Accordingly, these restrictions might deter offers to purchase State of Franklin which stockholders may consider to be in their best interests, and may make it more difficult to remove incumbent management.

REGULATION  OF  BANK  HOLDING  COMPANIES
----------------------------------------

     We are subject to regulation by the Federal Reserve and are required to file with the Federal Reserve annual reports and other information regarding our business operations and the business operations of our subsidiaries. We are also subject to examination by the Federal Reserve and are required to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank if, after such acquisition, we will own or control, directly or indirectly, more than 5% of the voting stock of such bank. In addition, pursuant to the provisions of the Bank Holding Company Act of 1956, as amended, and regulations promulgated by the Federal Reserve thereunder, the bank holding company is only able to engage in, or own or control companies that engage in, activities deemed by the Federal Reserve to be so closely related to banking as to be a proper incident thereto.

DIVIDENDS
---------

     During the first three years of the Savings Bank's operation it was precluded from declaring and paying dividends in accordance with the requirements of the Tennessee Department of Financial Institutions. Except for a $5,000 dividend paid by the Savings Bank to State of Franklin to cover organizational expenses, which was approved by the Department of Financial Institutions, earnings generated from the operation of the Savings Bank have been used to finance the growth of the Savings Bank. The effect of the special one-time dividend was eliminated through consolidating entries.

     Following the mandatory initial three-year moratorium on the payment of dividends imposed by regulatory authorities, the Board of Directors may now determine whether dividends on the common stock will be declared and paid, taking into consideration our operating results, financial condition, tax considerations, future capital requirements and other relevant factors. The
Directors may declare a non-cash dividend if, after considering the above factors, it appears prudent to do so. The Directors are not, however, obligated to pay any such dividend and will only do so if it appears to be in the best interest of State of Franklin. The Directors do not anticipate that a dividend will be paid in the foreseeable future.

     Tennessee law requires that dividends be paid only from retained earnings (or undivided profits), except that dividends may be paid from capital surplus with the prior, written consent of the Department of Financial Institutions. Tennessee laws regulating savings banks require certain charges against and transfers from an institution's undivided profits account before undivided profits can be made available for the payment of dividends. The Department generally prohibits a newly chartered institution from paying dividends during its first three years of operation without the Department's prior approval.

MONETARY  POLICY
----------------

     We, like other depository institutions, are affected by the monetary policies implemented by the Federal Reserve. The Federal Reserve has the power to restrict or expand the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may result in significant fluctuations in market interest rates, which could adversely affect our operations, such as our ability to make loans and attract deposits, as well as market demand for loans.

CAPITAL  ADEQUACY
-----------------

     See "Capital Adequacy" above for a discussion of bank regulatory agencies' capital adequacy requirements.

RECENT  LEGISLATION
-------------------

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

     The Gramm-Leach-Bailey Financial Modernization Act of 1999 permits bank holding companies meeting certain management, capital, and community reinvestment act standards to engage in a substantially broader range of non-banking activities than permitted previously, including insurance underwriting and merchant banking activities. The Act repeals sections 20 and 32 of the Glass Steagall Act, permitting affiliations of banks with securities firms and registered investment companies. The Act authorizes financial holding companies, permitting banks to be owned by security firms, insurance companies and merchant banking companies and visa-versa. Some of these affiliations are also permissible for bank subsidiaries. The Act gives the Federal Reserve Board authority to regulate financial holding companies, but provides for functional regulation of subsidiary activities.

     The Gramm-Leach-Bailey Financial Modernization Act also modifies financial privacy and community reinvestment laws. The new financial privacy provisions generally prohibit financial institutions such as State of Franklin from disclosing non-public personal financial information to third parties unless customers have the opportunity to opt out of the disclosure. The Act also magnifies the consequences of a bank receiving a less than a satisfactory community reinvestment act rating, by freezing new activities until the institution achieves a better community reinvestment act rating.

EMPLOYEES

     At December 31, 1999, we had a total of 48 employees with 36 of those employed on a full-time basis.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     Our principal office is located at 1907 North Roan Street, Johnson City, Washington County, Tennessee. The Savings Bank owns the land and the approximately 36,000 square foot building, 18,000 feet of which is leasable space. This property serves as the main office of the Savings Bank. The Savings Bank also operates branch offices at 3300 Browns Mill Road and 612 West Walnut Street, Johnson City, Tennessee; and 240 West Center Street, Kingsport, Sullivan County, Tennessee. The Savings Bank owns the land and the buildings in Kingsport. The West Walnut branch is also owned by the Savings Bank. The Savings Bank leases the Browns Mill Road office from Allen and Allen. Charles
E. Allen, Jr., chairman and chief financial officer of the Savings Bank, and Charles E. Allen, Sr., M.D., a director of the Savings Bank, are principals of Allen and Allen. The lease was negotiated at arm's length and was approved by the Department and the FDIC. Rent for the 2,625 square foot building for three years will be $35,190 annually. This amount includes taxes, insurance and maintenance costs.

      All facilities have improvements including drive-through tellers, vaults, night depository and certain facilities have safe deposit boxes.

ITEM  3.     LEGAL  PROCEEDINGS

     There are no pending legal proceedings to which State of Franklin is a party or of which any of our properties are subject that are expected to be material; nor are there material proceedings known to us to be contemplated by any governmental authority; nor are there material proceedings known to us, pending or contemplated, in which any director, officer or affiliate or any principal security holder of State of Franklin, or any associate of any of the foregoing, is a party or has an interest adverse to State of Franklin.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                   PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

      There is no established public trading market for our Common Stock. Our management is aware that isolated transactions in the Common Stock occur from time to time. To the best of the knowledge of State of Franklin transactions in the Common Stock during 1999 were for prices ranging from $11.00 to $13.50 per share. In October 1999 we filed with the SEC a Registration Statement on Form SB-1 (File No. 333-88393) regarding an offering of 370,370 shares of common stock at a purchase price of $13.50 per share. The Board of Directors may expand the offering to a maximum of 555,555 shares. As of March 15, 2000, 155,038 shares of the current offering have been sold, generating proceeds of $2,093,013.

     There were 923 holders of record of the Common Stock as of December 31, 1999.

     State of Franklin currently intends to retain its earnings, if any, for use in the business and does not anticipate paying any cash dividends in the foreseeable future. The board of directors cannot predict when such dividends, if any, will ever be made. The payment of dividends, if any, shall at all times be subject to the payment of expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for banks.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

GENERAL

     The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of State of Franklin. References to "State of Franklin" include State of Franklin Bancshares, Inc. and/or State of Franklin Savings Bank.

FOR  THE  YEAR  ENDED  DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31,
1998

EARNINGS  REVIEW

     Total net income of State of Franklin for the year ended December 31, 1999 was $1,087,097, an increase of $590,608 over the year ended December 31, 1998 total net income of $496,454. Net income per share was $0.95 compared to per share income of $0.44 in 1998. Return on average assets was 0.77% and the return on average equity was 9.43% for the year period ended December 31, 1999.

     Operating results in 1999 reflected higher net interest income and noninterest income. Net interest income of $4.3 million for the year ended December 31, 1999 was up 51% over the 1998 period. Loans increased 34% and deposits increased 37%. The 1999 provision for possible loan losses was $181,429. Noninterest income increased $130,831, or 32%, with other fees and service charges and net gain on loans sold responsible for most of the increase over the year ended December 31, 1998. Noninterest expense was $3.0 million for the 1999 period, an increase of 26% over the 1998 period, primarily resulting from increased salaries and benefits, data processing and other expenses as a result of the overall growth of State of Franklin.

NET  INTEREST  INCOME  AND  MARGIN

     Net interest income increased $1.4 million or 51% for the year ended December 31, 1999 to $4.3 million compared to $2.8 million for the year ended
December 31, 1998. Total loans outstanding increased $29.2 million or 34% over total loans at December 31, 1998.

     Average deposits increased by 38% or $32.9 million to $119.1 million in 1999 compared to $86.2 million in 1998. The rate paid on average interest-bearing liabilities decreased 38 basis points during the year ended December 31, 1999 to 5.05%.

PROVISION  FOR  LOAN  LOSSES

     During the year ended December 31, 1999, the provision for possible loan losses was $181,429. There were $1,450 in charge-offs during the year ended December 31, 1999 and $277 for the year ended December 31, 1998. The allowance for possible loan losses represented 0.71% of total loans, net of mortgage loans held-for-sale, at December 31, 1999, compared to 0.74% at December 31, 1998.

PROVISION  FOR  INCOME  TAXES

     For the year ended December 31, 1999, the provision for income taxes was $507,805, an increase of $455,599 from 1998, primarily due to the increase in income before income taxes.

NONINTEREST  INCOME

     State of Franklin's noninterest income was $541,986 during the year ended December 31, 1999, an increase of $130,831 or 32% over the comparable 1998 period. The increase was attributable to increases in other fees and service charges, net gain on loans sold, insurance commission and income, and net rental income of $101,019, $55,582, $2,414, and $8,163, respectively, which were offset by decreases in other income and net gain on sale and maturity of securities of $10,301 and $26,045, respectively.

NONINTEREST  EXPENSE

     Noninterest expense totaled $3.0 million for the period ending December 31, 1999, an increase of $624,298. Compensation and related benefits of $1.3 million accounted for 42% of the total compared to $1.0 million or 44% for the year ended December 31, 1998.


BALANCE  SHEET  REVIEW

     State of Franklin places an emphasis on an integrated approach to our balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity and capital. These components are examined below.

INVESTMENT  SECURITIES

     Investment securities totaled $35.4 million at December 31, 1999. The majority of the holdings are backed by U. S. Government or Federal Agency guarantees limiting the credit risk associated with these securities. At December 31, 1999, available-for-sale securities totaled $21.4 million and held-to-maturity totaled $14 million compared to $12.0 million available-for-sale and no held-to-maturity investment at December 31, 1998. At December 31, 1999, we had experienced gross unrealized losses of $924,603 in our available-for-sale investment securities and $687,162 in our held-to-maturity securities due to changes in market rates. All securities were purchased at or below par value and are redeemable at par value upon maturity of the investment. Due to the credit quality of these investments, no realized losses are expected.

LOANS

     Loans outstanding totaled $114.9 million at December 31, 1999. This represented an increase of 32% from the December 31, 1998 outstanding loans of $86.9 million.

     Consumer loans increased to $9.7 million at December 31, 1999, an increase of 26% from $7.7 million at December 31, 1998. Real estate construction lending totaled $23.5 million and $22.0 million at December 31, 1999 and 1998, respectively. Commercial loans of $41.9 million at December 31, 1999, an increased 58% from $26.6 million at December 31, 1998.

NON-PERFORMING  ASSETS

     Nonaccrual loans totaled $221,781 at December 31, 1999 and $0 at December 31, 1998. Loans past due 90 days or more were $0 at December 31, 1999 and $2,000 at December 31, 1998. The allowance for possible loan losses was $810,303 and $630,324 at December 31, 1999 and 1998, respectively. Management believes the allowance for possible loan losses is adequate to provide for potential loan losses.

DEPOSITS

     Total deposits at December 31, 1999 of $132.2 million, represented an increase of $35.9 million or a 37% increase from $96.4 million at December 31, 1998. Non-interest bearing demand deposits totaled $7.8 million at December 31, 1999, a increase of $2.2 million or 40% from December 31, 1998. Interest bearing demand and money market deposits increased $1.7 million to $20.1 million at December 31, 1999. Savings deposits increased $37.5 million to $43.6 million at December 31, 1999. Time deposits of $60.8 million decreased from $66.3 million at December 31, 1998. The decline in time deposits was due mainly to a shift into a new savings product offered by the Bank. The millennium saving account was offered through out 1999 and guaranteed a 5% rate through year-end.

CAPITAL

     Equity capital at December 31, 1999 was $13.5 million, an increase of $1.9 million from $11.6 million at December 31, 1998. The increase in equity capital was due in part to a new stock offering beginning in November. By December 31, 1999, State of Franklin had issued 111,092 additional shares of stock resulting in an addition to capital of $1.5 million. At December 31, 1999, all capital ratios were in excess of the regulatory minimums, with State of Franklin's Tier 1, total risk-based and leverage ratio of 13.86%, 14.66% and 9.09%, respectively.

LIQUIDITY

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity which State of Franklin has not significantly used. State of Franklin had unused sources of liquidity in the form of unused federal funds lines of credit and a line of credit for the Federal Home Loan Bank of Cincinnati totaling $14 million at December 31, 1999.

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

     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation. In the current interest rate environment, the liquidity and maturity structures of State of Franklin's assets and liabilities are critical to maintenance of acceptable performance levels.

YEAR  2000

     State of Franklin experienced a successful transition into the 21st century primarily resulting from extensive testing and correcting problems in advance of the change date. We will continue to test operating systems during the first half of 2000 to insure all programs are operating properly. There have been no occurrences of Y2K failure during the first ten weeks of the year 2000.

ITEM  7.  FINANCIAL  STATEMENTS

The  consolidated financial statements of State of Franklin are set forth below.

                       STATE OF FRANKLIN BANCSHARES, INC.

                             JOHNSON CITY, TENNESSEE

                              INDEX TO AUDIT REPORT

                           DECEMBER 31, 1999 AND 1998



AUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS:
                                                                         PAGES
                                                                         -----

     Independent  Auditor's  Report                                        26

     Consolidated  Statements  of  Financial  Condition                    27

     Consolidated  Statements  of  Income                                  28

     Consolidated  Statements  of  Changes  in  Stockholders'  Equity      29

     Consolidated  Statements  of  Cash  Flows                        30 - 31

     Notes  to  Consolidated  Financial Statements                    32 - 55

     Statement  of  Management  Responsibility                             56

                          BAYLOR  AND  BACKUS
D.G. LEONARD, CPA      CERTIFIED PUBLIC ACCOUNTANTS          E.N. BACKUS, CPA (1907-1971)
R.F. VANHOY, CPA        2112 NORTH ROAN STREET               T.E. HULSE, CPA (1927-1975)
                     FIRST TENNESSEE BUILDING, EIGHTH FLOOR  E.R. BAYLOR, CPA (1894-1982)
-----------------
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



                          INDEPENDENT AUDITOR'S REPORT


To  the  Stockholders  and
  the  Board  of  Directors
State  of  Franklin  Bancshares,  Inc.
Johnson  City,  Tennessee


We have audited the accompanying consolidated statements of financial condition of State of Franklin Bancshares, Inc. (a Tennessee corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of State of Franklin Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State of Franklin Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.



BAYLOR  AND  BACKUS
Certified  Public  Accountants

Johnson  City,  Tennessee

March  15,  2000



    MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS & TENNESSEE
                     SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                                       STATE OF FRANKLIN BANCSHARES, INC.
                                           JOHNSON CITY, TENNESSEE
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           DECEMBER 31, 1999 AND 1998

                                                  A S S E T S


                                                                                1999              1998
                                                                         ------------------  ----------------
Cash and Due from Banks                                                          2,785,509         2,507,172

Federal Funds Sold                                                                 308,000         6,421,000
Short-Term Interest-Bearing Deposits                                               133,148         5,000,000
                                                                         ------------------  ----------------
    Total Cash and Cash Equivalents                                              3,226,657        13,928,172
                                                                         ------------------  ----------------
Investments - Held-To-Maturity
  (Estimated Market 1999 - $13,301,184)
  (Estimated Market 1998 - $-0-)                                                13,988,346                --
Investments - Available-for-Sale                                                21,440,591        12,248,572
Loans Held for Sale 453,562                                                       ,627,400
Loans and Leases Receivable                                                    114,439,773        85,228,897
  Less: Allowance for Loan and Lease Loss                                         (810,303)         (630,324)
                                                                         ------------------  ----------------
Loans and Leases Receivable, Net                                               113,629,470        84,598,573
                                                                         ------------------  ----------------
Accrued Interest Receivable, Net                                                 1,271,439           685,963
Land, Buildings and Equipment at Cost Less  Accumulated
 Depreciation of $607,618 in 1999  and $347,134 in 1998                          4,058,242         4,117,351
Prepaid Expense and Accounts Receivable                                             77,907            48,218
Receivable from ESOP                                                                    --           108,286
FHLB Stock                                                                       1,417,700           471,200
Investment in Service Bureau at Cost                                                15,000            15,000
Deferred Tax Assets                                                                599,503           186,946
                                                                         ------------------  ----------------
    Total Assets                                                                160,178,417       118,035,681
                                                                         ==================  ================

                 L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

Liabilities:
Interest-Free Deposits                                                           7,762,451         5,638,066
Interest-Bearing Deposits                                                      124,475,175        90,726,011
Advances by Borrowers for Taxes and Insurance                                      117,372            98,784
Accrued Interest on Deposits                                                        95,734           103,769
Accounts Payable and Accrued Expenses                                              488,630           189,379
Notes Payable                                                                      626,615           687,925
FHLB Advances                                                                   13,092,707         9,000,000
Deferred Gain on REO                                                                21,448            21,448
                                                                         ------------------  ----------------

    Total Liabilities                                                           146,680,132       106,465,382
                                                                         ------------------  ----------------

Stockholders' Equity:

Common Stock, $1.00 Par Value,
  Authorized: 10,000,000 Shares; Issued: 1,301,519 Shares
    at December 31, 1999 and 1,180,152 Shares at December 31, 1998               1,301,519         1,180,152
Common Stock Subscribed                                                                 --             6,996
Paid-In Capital                                                                  2,243,730        10,905,359
Accumulated Other Comprehensive Income                                            (610,238)           39,820
Retained Earnings                                                                1,189,889           102,792
Less: Employee Stock Ownership                                                    (626,615)        (664,820)
                                                                         ------------------  ----------------

  Total Stockholders' Equity                                                    13,498,285        11,570,299
                                                                         ------------------  ----------------

    Total Liabilities and Stockholders' Equity                                 160,178,417       118,035,681
                                                                         ==================  ================

                               STATE OF FRANKLIN BANCSHARES, INC.
                                    JOHNSON CITY, TENNESSEE
                               CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         1999           1998           1997
                                                    --------------  -------------  ------------
Interest Income
   Interest on Loans                                    8,220,542      5,756,736     2,729,255
   Other Interest Income                                2,211,555      1,820,032     1,946,194
                                                    --------------  -------------  ------------

      Total Interest Income                            10,432,097      7,576,768     4,675,449
                                                    --------------  -------------  ------------

Interest Expense
   Interest on Deposits                                 5,663,933      4,457,203     2,975,541
   Other Interest Expense                                 506,556        303,932           786
                                                    --------------  -------------  ------------

      Total Interest Expense                            6,170,489      4,761,135     2,976,327
                                                    --------------  -------------  ------------

Net Interest Income Before Provision for
Loan Losses                                             4,261,608      2,815,633     1,699,122
Provision for Loan Losses                                (181,429)      (275,127)     (226,095)
                                                    --------------  -------------  ------------

      Net Interest Income After Provision for Loan
      Losses                                            4,080,179      2,540,506     1,473,027
                                                    --------------  -------------  ------------

Other Income
   Other Fees and Service Charges                         277,474        176,455        87,238
   Net Gain on Loans Sold                                 101,762         46,180        15,138
   Net Gain on Sale and Maturity of Securities             12,724         38,769       148,045
   Insurance Commission Income                             39,534         37,120        34,776
   Rental Income, Net                                     110,493        102,330        36,839
   Other                                                       --         10,301        17,563
                                                    --------------  -------------  ------------

      Total Other Income                                  541,987        411,155       339,599
                                                    --------------  -------------  ------------

Other Expenses
      Compensation and Related Benefits                 1,275,949      1,048,393       782,029
      Occupancy Expenses                                  278,804        246,437       190,762
      Furniture and Equipment Expenses                    258,480        183,905        98,439
      Advertising                                         147,032        118,102       132,316
      Data Processing Expense                             320,692        218,251       121,240
      Other                                               746,307        587,878       435,882
                                                    --------------  -------------  ------------

          Total Other Expenses                          3,027,264      2,402,966     1,760,668
                                                    --------------  -------------  ------------

Income Before Income Taxes                              1,594,902        548,695        51,958
Provision for Income Taxes                               (507,805)       (52,206)        5,077
                                                    --------------  -------------  ------------

Net Income                                              1,087,097        496,489        57,035
                                                    ==============  =============  ============

Basic Earnings Per Share                                     0.97           0.44          0.05
                                                    ==============  =============  ============

Diluted Earnings Per Share                                   0.95           0.44          0.05
                                                    ==============  =============  ============

                                                                     Accumulated
                                                 Common                 Other                Employee
                                      Common     Stock      Paid-In  Comprehensive Retained  Stock
                                      Stock    Subscribed   Capital     Income     Earnings  Ownership     Total
                                     --------  ----------  ----------  --------   ---------  ---------  -----------
Balance at December 31, 1996          610,000          --   5,230,415    58,997   (450,732)        --    5,448,680
                                                                                                       ------------
Net Proceeds
  from Secondary Stock Offering       501,280          --   4,929,721        --         --         --    5,431,001
                                                                                                       ------------
Comprehensive Income
 Other Comprehensive Income,
  Net of Tax:
   Unrealized Gains on Securities
    Available-For-Sale:
      Unrealized Holding Gains
       Arising During the Period
       (Net of $61,152  Income Tax)        --          --          --    59,709         --         --       59,709
Less: Reclassification Adjustment
       (Net of $48,076 Income Tax)         --          --          --   (93,325)        --         --      (93,325)
                                                                                                           (33,616)
Net Income                                 --          --          --        --     57,035         --       57,035
                                                                                                       ------------
Total Comprehensive Income                 --          --          --        --         --         --       23,419
                                    ---------  ----------  ----------  --------  ---------  ---------  ------------
Balance at December 31, 1997        1,111,280          --  10,160,136    25,381   (393,697)        --   10,903,100
                                                                                                       ------------
Net Proceeds
  from Sale of Stock                   68,872       6,996     745,223        --         --   (700,000)      121,091
                                                                                                       ------------
ESOP Shares Allocated                      --          --          --        --         --     35,180       35,180
                                                                                                       ------------
Comprehensive Income
 Other Comprehensive Income,
  Net of Tax:
   Unrealized Gains on Securities
    Available-For-Sale:
     Unrealized Holding Gains
      Arising During the Period
       (Net of $20,496 Income Tax)         --          --          --    39,820         --         --       39,820
Less: Reclassification Adjustment
       (Net of $14,520 Income Tax)         --          --          --   (25,381)        --         --      (25,381)
                                                                                                            14,439
Net Income                                 --          --          --        --    496,489         --      496,489
                                                                                                       ------------
Total Comprehensive Income                 --          --          --        --         --         --      510,928
                                    ---------  ----------  ----------  --------  ---------  ---------  ------------
Balance at December 31, 1998        1,180,152       6,996  10,905,359    39,820    102,792   (664,820)   11,570,299
                                                                                                       ------------
Net Proceeds
  from Sale of Stock                  121,367      (6,996)  1,338,371        --         --         --    1,452,742
                                                                                                       ------------
ESOP Shares Allocated                      --          --          --        --         --     38,205       38,205
                                                                                                       ------------
Comprehensive Income
 Other Comprehensive Income,
  Net of Tax:
   Unrealized Losses on Securities
    Available-For-Sale:
     Unrealized Holding Losses
      Arising During the Period
       (Net of $339,205 Income Tax)        --          --          --  (658,456)        --         --    (658,456)
Less: Reclassification Adjustment
       (Net of $4,326 Income Tax)          --          --          --     8,398         --         --       8,398
                                                                                                       ------------
Net Income                                 --          --          --        --  1,087,097         --    (650,058)
                                                                                                        1,087,097
                                                                                                       ------------
Total Comprehensive Income                 --          --          --        --         --         --      437,039
                                    ---------  ----------  ----------  --------  ---------  ---------  ------------
Balance at December 31, 1999        1,301,519          --  12,243,730  (610,238) 1,189,889   (626,615)  13,498,285
                                    =========  ==========  ==========  ========  =========  =========  ============

     The accompanying notes are an integral part of the consolidated financial statements.

                                            STATE OF FRANKLIN BANCSHARES, INC.
                                                 JOHNSON CITY, TENNESSEE
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                  1999            1998            1997
                                                              --------------  -------------  --------------
Cash Flows from Operating Activities
 Net Income                                                      1,087,097         496,489          57,035
 Items Not Affecting Cash and Cash Equivalents:
  Depreciation                                                     260,484         200,848         107,624
  (Increase) in Accrued Interest                                  (585,476)       (285,203)       (238,330)
  Deferred Tax Assets                                              (71,570)       (139,229)         (5,077)
  Provisions for Loan Losses                                       181,429         275,127         226,094
  (Increase) Decrease in Prepaid Expenses
    and Accounts Receivable                                         78,597          23,673         (44,510)
  Increase (Decrease) in Interest Payable                           (8,035)         60,300          21,845
  Increase (Decrease) in Accounts Payable
  Increase in Deferred Loan Fees, Net                                4,993          14,873          35,042
  (Gain) on Sale of Investments                                    (12,724)        (38,769)       (148,045)
  Discount Accretion                                               (10,046)         (9,097)        (23,559)
  Earned ESOP Shares                                                38,205          12,075              --
  FHLB Stock Dividends                                             (75,800)        (20,359)             --
  (Increase) Decrease in Loans Available-For-Sale                1,173,838      (1,447,100)       (180,300)
                                                              -------------  --------------  --------------

    Net Cash Provided (Used) by Operating Activities             2,354,095        (789,019)       (372,188)
                                                              -------------  --------------  --------------

Cash Flows from Investing Activities
 Purchase of Held-to-Maturity Investments                      (13,987,813)             --              --
 Purchase of Available-for-Sale Investments                    (17,041,379)    (20,233,390)    (16,284,843)
 Proceeds from Maturities of Held-to-Maturity Investments               --      10,000,000              --
 Proceeds from Sale of Available-for-Sale Investments              255,734       6,874,235      12,683,359
  Proceeds from Maturities of Available-for-Sale Investments     6,595,000       7,500,000       1,500,000
  Principal Payments on Mortgage-Backed Securities                  35,965         143,676          72,359
  Increase in Loans Receivable, Net                            (29,217,319)    (34,673,331)    (33,501,786)
  Purchases of Premises and Equipment                             (201,375)       (749,918)     (2,068,063)
  Purchase of FHLB Stock                                          (870,700)       (451,000)             --
                                                              -------------  --------------  --------------
    Net Cash Used by Investing Activities                      (54,431,887)    (31,589,728)    (37,598,974)
                                                              -------------  --------------  --------------

                                            STATE OF FRANKLIN BANCSHARES, INC.
                                                 JOHNSON CITY, TENNESSEE
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                          1999            1998            1997
                                                                      -------------  --------------  --------------
Cash Flows from Financing Activities
  Net Increase in Deposits                                              35,873,550      24,120,193      38,026,675
  Net Increase in Advances by Borrowers
  for Taxes and Insurance                                                   18,588          38,873          40,303
  Issuance of Common Stock, Net                                          1,452,742          55,483       5,431,001
  Organization Costs                                                            --         (11,355)             --
  Proceeds from Debt                                                     4,092,707      10,300,000              --
  Repayments of Debt                                                       (61,310)       (612,075)             --
                                                                      -------------  --------------  --------------

      Net Cash Provided by Financing Activities                          1,376,277      33,891,119      43,497,979
                                                                      -------------  --------------  --------------

        Net Increase (Decrease) in Cash and Cash Equivalents           (10,701,515)      1,512,372       5,526,817

Cash and Cash Equivalents at Beginning of Period                        13,928,172      12,415,800       6,888,983
                                                                      -------------  --------------  --------------

        Cash and Cash Equivalents at End of Period                       3,226,657      13,928,172      12,415,800
                                                                      =============  ==============  ==============

Supplemental Schedule of Noncash Investing and Financing Activities:

Increase (Decrease) in Unrealized Gain on Securities
   Available-For-Sale, Net of Deferred Tax Liability                      (650,058)         14,439         (33,616)
Acquisition of Operating Equipment for Contributed Capital                       -              --          16,500
Acquisition of Real Estate Property through
  Foreclosure of Related Loan                                                0,973         241,600              --
Origination of Mortgage Loan to Finance
   the Sale of Foreclosed Real Estate                                       81,000         270,000              --
                                                                      =============  ==============  ==============

Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:

    Taxes                                                                  275,960         170,415              --
                                                                      =============  ==============  ==============

    Interest                                                             6,178,524       4,700,835       2,954,482
                                                                      =============  ==============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  1   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
------    ----------------------------------------------

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

          A second private placement offering began on November 17, 1999. The number of shares originally offered was 370,370 with a maximum of 555,555 shares. The offering price is $13.50. A total of 111,092 shares had been sold through December 31, 1999, generating gross proceeds of $1,499,742.

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

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  1   Continued
-------

          Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.

          A substantial portion of the Savings Bank's loans is secured by real estate in local markets. Accordingly, the ultimate collectibility of a substantial portion of the Savings Bank's loan portfolio is susceptible to changes in local market conditions.

          Management believes the allowance for loan losses is adequate.

          While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank's allowances for losses on loans. Such agencies may require the Savings Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

          CASH AND CASH EQUIVALENTS

          Cash and highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents for the purposes of the consolidated statements of cash flows. Cash and cash equivalents consist primarily of cash and due from banks and federal funds sold.

          LAND, BUILDINGS AND EQUIPMENT

          Land is carried at cost. Buildings and equipment, including leasehold improvements, are carried at cost and are being depreciated over their estimated useful lives on the straight-line method. Repairs and maintenance items are expensed and improvements are capitalized. Upon retirement or sale, any gain or loss will be charged to operations.

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

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  1    Continued
-------

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

          FEDERAL HOME LOAN BANK STOCK

          Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula and is carried at cost on the consolidated statements of financial condition.

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

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  1     Continued
-------

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

          DIVIDENDS

          As was anticipated, for at least the first three years of operations, all earnings, which were generated from the operations of the Savings Bank, were used to finance the growth of the Savings Bank and were not available to be paid to outside stockholders as dividends. Hereafter, in determining whether dividends will be declared on the Common Stock, the Board of Directors will take into account the Company's operating results, financial condition, tax considerations, future capital and cash flow requirements, and other relevant factors.

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

          RECLASSIFICATIONS

          In instances where required, amounts reported in prior year's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the December 31, 1999 consolidated financial statements.

NOTE  2   LAND,  BUILDINGS  AND  EQUIPMENT
-------   --------------------------------

          Fixed assets at December 31, 1999, 1998 and 1997 are summarized as follows:

                                        1999       1998       1997
                                      ---------  ---------  ---------
Land                                    850,000    850,000    850,000
Buildings and Leasehold Improvements  2,296,821  2,213,345  1,964,431
Furniture, Fixtures and Equipment     1,519,039  1,401,140    900,136
                                      ---------  ---------  ---------
                                      4,665,860  4,464,485  3,714,567
Less: Accumulated Depreciation          607,618    347,134    146,286
                                      ---------  ---------  ---------

                                      4,058,242  4,117,351  3,568,281
                                      =========  =========  =========

                                        STATE OF FRANKLIN BANCSHARES, INC.
                                            JOHNSON CITY, TENNESSEE
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          DECEMBER 31, 1999, 1998 AND 1997


NOTE  3   LOANS  AND  LEASES  RECEIVABLE
-------   ------------------------------

          Loans and leases receivable at December 31, 1999, 1998 and 1997 consist of the following:


                                                      1999            1998           1997
                                                 --------------  --------------  -------------
First Mortgage Loans                                43,715,282      35,195,869     24,984,570
Construction Loans                                  23,525,380      22,024,861     11,859,068
Consumer Loans                                       9,703,102       7,726,136      4,764,911
Participation Loans, Net                               533,676         863,162        873,263
Commercial Loans                                    41,919,362      26,603,529     12,256,079
Savings Account Loans                                  248,964         545,011        193,130
Credit Line Advances                                   419,062         396,618        239,115
Direct Finance Leases                                  904,705         120,999             --
                                                 --------------  --------------  -------------

Gross Loans and Leases Receivable                  120,969,533      93,476,185     55,170,136
                                                 --------------  --------------  -------------

Less:
Undisbursed Portion of Loans in Process             (6,457,206)     (8,179,727)    (4,387,881)
Net Deferred Loan Origination Fees                     (72,554)        (67,561)       (52,688)
Accumulated General Loan Loss Allowance               (810,303)       (630,324)      (355,474)
                                                 --------------  --------------  -------------

                                                    (7,340,063)     (8,877,612)    (4,796,043)
                                                 -------------  --------------  -------------

Loans and Leases Receivable - Net                  113,629,470      84,598,573     50,374,093
                                                 ==============  ==============  =============

An analysis of the allowance for loan and lease
losses is as follows:
                                                     1999             1998           1997
                                                 --------------  --------------  -------------

Balance - Beginning of Period                          630,324         355,474        130,715

Provision for Losses                                   181,429         275,127        226,094
Actual Loan and Lease Losses                            (1,450)           (277)        (1,335)
                                                 --------------  --------------  -------------

Balance - End of Period                                810,303         630,324        355,474
                                                 ==============  ==============  =============

          The gross amount of participation loans serviced by State of Franklin Savings Bank was $1,067,240 and $1,220,000 for December 31, 1999 and 1998, respectively.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  4   SUPERVISION  AND  REGULATION
-------   ----------------------------

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

          Tennessee law permits the Savings Bank to become a member of the Federal Reserve System or the Federal Home Loan Bank System. The Savings Bank is a member of the Federal Home Loan Bank of Cincinnati. The FHLB of Cincinnati functions as a central reserve bank that provides credit for member institutions. The Savings Bank, as a member of the FHLB of Cincinnati, is required to own capital stock in the FHLB of Cincinnati. Provided certain standards related to creditworthiness continue to be met, the Savings Bank will be authorized to apply for additional advances on the security of such stock and on certain of its residential mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States). The Savings Bank's current advances from FHLB are disclosed in Note 9.

          TENNESSEE SUPERVISION AND REGULATION

          As a Tennessee-chartered savings bank, the Savings Bank is subject to various state laws and regulations that limit the amount that can be loaned to a single borrower, the type of permissible investments, and geographic expansion, among other things. The Savings Bank must submit an application and receive the approval of the Department before opening a new branch office or merging with another financial institution. The Commissioner of the Department (Commissioner) has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Savings Bank to cease and desist from violating a law or regulation and unsafe and unsound banking practices.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  4   Continued
-------

          FEDERAL REGULATION

          The Company is subject to regulation by the Federal Reserve Bank (FRB) and is required to file annual reports with the FRB. The Company is subject to examination by the FRB and is required to obtain FRB approval prior to aquiring, directly or indirectly, ownership or control of more than 5% of the voting stock of a bank. The Company is only able to engage in, own, or control companies that engage in activities closely related to banking.

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

          Any insured bank that does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for noncompliance. For example, proceedings may be instituted against any insured bank or any director, officer, or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance pursuant to procedures established for that purpose. Failure to meet minimum capital requirements can initiate certain mandatory---and possibly additional discretionary---actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Savings Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 1999, the most recent notification from the FDIC categorized the Savings Bank as well-capitalized under the regulatory framework for prompt corrective action. The "prompt corrective action" regulations established five categories of depository institutions:
          (1) well-capitalized, (2) adequately capitalized, (3) under-capitalized, (4) significantly under-capitalized, and (5) critically under-capitalized. Each category relates to the level of capital for the depository institution. A "well-capitalized" institution meets the minimum level required by regulation (i.e., total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater). To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                        STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER  31,  1999,  1998  AND  1997

NOTE  4   Continued
-------

          The capital ratios for State of Franklin Savings Bank are as follows:

                                                      For Capital
                                                   Adequacy  Purposes
                                                     And To Be Well
                                                   Capitalized  Under
                                                   Prompt  Corrective
                                   Actual          Action  Provisions
                                -----------        ------------------
In Thousands (Unaudited)        Amount  Ratio       Amount    Ratio
--------------------------      -------------       ----------------
As of December 31, 1999:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)   13,303  13.12%      >=10,140   10.0%
  Tier 1 Capital
    (to Risk-Weighted Assets)   12,222  12.05%       >=6,084    6.0%
  Tier 1 Capital
    (to Adjusted Total Assets)  12,222   7.91%       >=7,730    5.0%

As of December 31, 1998:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)   11,908  16.24%       >=7,334   10.0%
  Tier 1 Capital
    (to Risk-Weighted Assets)   10,989  14.98%       >=4,400    6.0%
  Tier 1 Capital
    (to Adjusted Total Assets)  10,989   9.44%       >=5,823    5.0%

                                                      For Capital
                                                   Adequacy  Purposes
                                                     And To Be Well
                                                   Capitalized  Under
                                                   Prompt  Corrective
                                   Actual          Action  Provisions
                                -------------      ------------------
In Thousands (Unaudited)        Amount  Ratio       Amount    Ratio
--------------------------      -------------       ----------------
As of December 31, 1999:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)   14,919  14.66%      >=10,176  10.0%
  Tier 1 Capital
    (to Risk-Weighted Assets)   14,109  13.86%       >=6,106   6.0%
  Tier 1 Capital
    (to Adjusted Total Assets)  14,109   9.09%       >=7,769   5.0%

As of December 31, 1998:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)   12,161  16.40%       >=7,416  10.0%
  Tier 1 Capital
    (to Risk-Weighted Assets)   11,530  15.55%       >=4,450   6.0%
  Tier 1 Capital
    (to Adjusted Total Assets)  11,530  10.63%       >=5,423   5.0%

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  5   MORTGAGE-BACKED  SECURITIES
-------   ---------------------------

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


NOTE  6   EMPLOYEE  AND  DIRECTOR  BENEFIT  PLANS
-------   ---------------------------------------

          EMPLOYEE STOCK OWNERSHIP PLAN

          The Company has an employee stock ownership plan (ESOP) for those employees who meet the eligibility requirements of the plan. The ESOP was established and funded for 1997. On February 28, 1998, 5,236 shares of the Savings Bank with a fair value of $57,600 were issued for the 1997 contribution. The Savings Bank stock was exchanged for Company stock as discussed in Note 1. During the third quarter of 1998, the ESOP borrowed $700,000 from the Company and used the funds to purchase 63,636 shares of common stock of the Company at $11 per share. This increased the ESOP's shares from 5,236 to 68,872. Note payments are $8,218 per month for ten years with a fixed interest rate of 7.25%. The note balances outstanding at December 31, 1999, 1998 and 1997 were $626,615, $692,022 and $0, respectively.

          A related loan was granted for the purpose of leveraging the ESOP in the amount of $700,000 with similar terms and collaterized with stock. The note balances outstanding at December 31, 1999, 1998 and 1997 were $626,615, $687,925 and $0, respectively.

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

                                  December 31,
                                1999       1998
                               -------    -------
Number of Shares
  Released and allocated          16,054    6,333
  Committed to be Released         5,188    2,101
  Suspense                        59,804   60,438

Fair Value
  Released and allocated         216,729   69,663
  Committed to be Released        70,038   23,111
  Suspense                       807,354  664,820

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  6   Continued
-------

          The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's ESOP compensation costs exclude interest which is classified as such on the consolidated statements of income. Contributions to the ESOP are as follows:

                                                          December  31,
                                                        1999        1998
                                                     ---------     -------
           Compensation  Expense                       127,272     76,222
           Contributions                               127,272     76,222

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

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  6   Continued
-------

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

          A new stock incentive plan was started October 15, 1999. 34,000 stock options were granted for management employees with an exercise price of $13.50. These vested options vest over five years and expire after ten years. These are significant restrictions imposed based on continued employment.

                                                                               Weighted
                                                                               Average
                                                            Awarded            Exercise
                                                              And                Price
                                                           Unexercised Vested     Per
                                                             Options   Options   Share.
                                                         ------------  --------  -------
  Options Granted - Outside Directors      January 1, 1999   55,564    24,993    $ 10.45

  Options Granted - Management             January 1, 1999   111,128   44,452    $ 10.45

                                           During 1999        34,000        --   $ 13.50

  Options Exercised                                             (554)       --   $ 10.00

  Options Expired - Outside Directors                         (4,997)       --   $ 10.00
                                                              --------  -------

  Options Outstanding - December 31, 1999                     195,141     69,445
                                                              =======     ======

          The State of Franklin Savings Bank accounts for these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, (SFAS No. 123) requires compensation cost to be calculated by the fair value based method. However, it is not possible to estimate the fair value of the options at the grant date. Therefore, the estimates of compensation cost have been determined by the intrinsic value based method.

                                STATE OF FRANKLIN BANCSHARES, INC.
                                     JOHNSON CITY, TENNESSEE
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999, 1998 AND 1997

NOTE  7   DEPOSITS
-------   --------

          Savings  deposit  balances  are  summarized  as  follows:
                                          December 31, 1999          December 31, 1998
                                     --------------------------  --------------------------
                                    Average                       Average
                                     Rate     Amount     Percent    Rate     Amount    Percent
                                   -------  ----------   -------  -------  ----------  -------
  Passbook                            4.85   43,568,092    32.95     4.25   6,083,930     6.31

  Interest-Free Checking                --    7,762,451     5.87       --   4,365,719     4.53

  Christmas Club                      4.25       11,402     0.01     4.25      24,198     0.03

  NOW                                 1.99    6,285,555     4.75     1.64   5,848,650     6.07

  Money Market Deposit                4.48   13,790,665    10.43     4.48  13,730,025    14.25
                                            -----------  -------           ----------  -------

                                             71,418,165    54.01           30,052,522    31.19
                                            -----------  -------           ----------  -------
  Fixed Term Certificate Accounts
    365 Day IRA                       4.91      726,758     0.55     5.27     832,859     0.86
    18 Month IRA                      4.67       34,926     0.03     5.34       8,058     0.01
    30 Month IRA                      4.81      332,300     0.25     5.12     384,998     0.40
    30 Month IRA (and Keogh)          5.93    4,648,935     3.51     6.09   3,446,063     3.58
    30 Month                          5.98   15,788,902    11.94     6.04  10,566,996    10.97
    12 Month Roth IRA                 5.88      110,186     0.08     4.30      99,665     0.10
    18 Month Roth IRA                 4.89       36,473     0.03     4.90      32,773     0.03
    30 Month Roth IRA                 5.62       11,399     0.01     5.69       6,866     0.01
    7 Month                           4.05      627,372     0.47     5.50  10,396,334    10.79
    30 Month Educational IRA          5.50           83       --     5.50          79       --
    9 Month                           4.64      625,716     0.47     5.49   3,195,279     3.31
    11 Month                          5.67    8,316,791     6.29       --          --       --
    1 Year                            5.01    5,614,080     4.24     5.39  11,280,906    11.71
    13 Month                          5.18    8,037,759     6.08       --          --       --
    3 Year                            6.14    3,353,635     2.54     6.15   3,256,713     3.38
    Jumbo                             5.67    4,505,908     3.41     5.83   9,481,823     9.84
    2 Year                            5.37    3,400,250     2.57     5.80   6,059,613     6.29
    4 Year                            6.03      541,219     0.41     6.14     459,645     0.48
    5 Year                            5.89      399,481     0.30     5.92     372,264     0.38
    18 Month                          5.07    1,575,902     1.19     5.44   2,331,932     2.42
    182 Day Money Market              4.61    2,110,308     1.60     4.67   4,078,315     4.23
    90 Day Money Market               3.40       21,078     0.02     3.40      20,374     0.02
                                            -----------  -------           ----------  -------

                                             60,819,461    45.99           66,311,555    68.81
                                            -----------  -------           ----------  -------

                                            132,237,626    100.00          96,364,077   100.00
                                            ===========  ========          ==========  =======

The contractual maturity of certificate accounts at December 31, 1999 and 1998, is as ollows:

Year Ending December 31, 1999           Year Ending December 31, 1998
----------------------------------     -----------------------------
2000                      42,805,186      1999                       47,393,530
2001                       5,447,698      2000                       13,584,484
2002                      11,749,728      2001                        4,341,244
2003                         789,631      2002                          355,992
2004 and After                27,218      2003 and After                636,305
                          ----------                                 ----------

                          60,819,461                                 66,311,555
                          ==========                                ===========

                                    STATE OF FRANKLIN BANCSHARES, INC.
                                          JOHNSON CITY, TENNESSEE
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      DECEMBER 31, 1999, 1998 AND 1997

NOTE   8   ACCRUED  INTEREST  RECEIVABLE,  NET
--------   -----------------------------------

                                                                1999      1998
                                                             ---------   -------
  Loans (Net of Allowance for Uncollected Interest of $0)      640,909   471,133
  Mortgage Backed Securities                                        --       210
  Investment Securities                                        620,334   206,606
  Cash and Due from Banks                                        1,015     8,014
                                                             ---------   -------
                                                             1,262,258   685,963
                                                             =========   =======

NOTE   9   FEDERAL  HOME  LOAN  BANK  ADVANCES
--------   -----------------------------------

          Advances from FHLB are summarized as follows for the periods ended December 31, 1999 and 1998:

  Contractual Maturity                                    1999       1998
                                                       ----------  ----------
  Cash Management (Rate Floats Daily) (Within 1 Year)  4,045,000          --
                                                       ==========  ==========

  Fixed Rate (Within 10 Years)                         9,000,000   9,000,000
                                                       ==========  ==========

  Weighted Average Rate                                     5.43%       5.42%

          The Savings Bank pledges as collateral for these borrowings selected qualifying mortgage loans (as defined) under an agreement with the FHLB. Loans pledged at December 31, 1999 and 1998 were approximately $19,669,661 and $13,500,000, respectively.


NOTE  10   OTHER  NONINTEREST  EXPENSE
--------   ---------------------------

          Other noninterest expense amounts are summarized as follows for the periods ended December 31, 1999, 1998 and 1997:

                                                         1999     1998     1997
                                                        -------  -------  -------

  Other Noninterest Expense:
    Seminars and Education Expenses                      42,550   36,343   24,308
    Insurance Expense                                    42,237   32,241   32,322
    Professional Expenses and Supervisory Examinations  118,729   99,748   61,133
    Office Supplies and Postage                         156,513  149,478  144,851
    Telephone                                           114,625   82,512   43,638
    Other                                               271,658  187,556  129,630
                                                        -------  -------  -------

                                                        746,312  587,878  435,882
                                                        =======  =======  =======

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  11   ORGANIZATION  EXPENSE
--------   ---------------------

          The following organization expenses were netted against paid-in capital:

                                     1999   1998   1997
                                     ----  ------  ----
  Compensation and Related Benefits    --      --    --
  Supplies                             --      --    --
  Telephone                            --      --    --
  Advertising                          --      --    --
  Other                                --  11,355    --
                                     ----  ------  ----

                                       --  11,355    --
                                     ====  ======  ====

NOTE  12   INVESTMENT  SECURITIES
--------   ----------------------

          The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at December 31, 1999 and 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

  December 31, 1999:
  ---------------------------
                                            Gross        Gross     Estimated
                                          Amortized    Unrealized  Unrealized    Market
                                             Cost        Gains       Losses      Value
                                          -----------  ----------  ----------  ----------
Available-for-Sale:
   United States Government
    Agency Securities Maturing:
     After one year
      but within five years                   997,706          --      31,336     966,370
    After five years
      but within ten years                 15,765,456          --     713,089  15,052,367
    Over ten years
      but within fifteen years              2,993,262          --     180,178   2,813,084
    Equity Securities
    Callable after five years
      but within ten years                  1,000,000          --          --   1,000,000
  Other
    Within one year                         1,608,770          --          --   1,608,770
                                          -----------  ----------  ----------  ----------

      Total Available-for-Sale             22,365,194          --     924,603  21,440,591
                                          ===========  ==========  ==========  ==========
  Held-to-Maturity:
  United States Government
    Agency Securities Maturing:
    After one year
      but within five years                 1,000,000          --      27,138     972,862
    After five years
    but within ten years                   12,988,346          --     660,024  12,328,322
                                          -----------  ----------  ----------  ----------

                Total Held-to-Maturity     13,988,346          --     687,162  13,301,184
                                          ===========  ==========  ==========  ==========

                                   STATE OF FRANKLIN BANCSHARES, INC.
                                        JOHNSON CITY, TENNESSEE
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   DECEMBER 31, 1999, 1998 AND 1997

  December 31, 1998:
  ---------------------------
                                                         Gross           Gross     Estimated
                                                        Amortized      Unrealized  Unrealized    Market
                                                           Cost          Gains       Losses      Value.
                                                     ----------------  ----------  ----------  ----------
Available-for-Sale:
   United States Government
    Agency Securities Maturing:
     After one year
        but within five years                               5,989,785      20,515          --   6,010,300

      After five years
        but within ten years                                5,564,386      39,557          --   5,603,943
    Mortgage Backed Securities:
      Corporate issue                                          35,947         211          --      36,158
    Other
      Within one year                                         598,171          --          --     598,171
                                                         ------------  ----------  ----------  ----------

        Total                                              12,188,289      60,283          --  12,248,572
                                                         ============  ==========  ==========  ==========

          Gross proceeds from sales of investment securities available-for-sale for the period ended December 31, 1999, 1998 and 1997 were $6,630,965, $14,374,235 and $14,183,359, respectively, resulting in gross gains of $12,724, $38,769 and $148,045, respectively.


NOTE  13   LEGAL  PROCEEDINGS
--------   ------------------

          The Company and its subsidiaries are periodically involved in legal proceedings that are generally incidental to their businesses. At December 31, 1999, there were no legal proceedings that were expected to have a material impact on the Company's financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  14   RELATED  PARTY  TRANSACTIONS
--------   ----------------------------

          Activity with The Savings Bank has granted loans to its officers and directors. Management believes that such loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. related parties during 1999, 1998 and 1997 was as follows:

                                                   1999          1998          1997
                                                -----------  ------------  ------------
  Loan Balances at the Beginning of the Period   4,118,565     2,046,056       555,432
  New Loans                                      1,950,877     2,514,787     1,656,131
  Repayments                                    (1,024,694)     (442,278)     (165,507)
                                                -----------  ------------  ------------

  Loan Balances at the End of the Period         5,044,748     4,118,565     2,046,056
                                                ===========  ============  ============

          Officers and directors have unsecured lines of credit that have not been used in the amount of $151,964, $49,501 and $56,500 at December 31, 1999, 1998 and 1997, respectively.

          Officers and directors also have unsecured overdraft protection accounts with available balances in the amount of $55,468, $83,892 and $26,518 at December 31, 1999, 1998 and 1997, respectively. Secured home-equity lines of credit for officers and directors have an available amount of $172,164, $39,579 and $15,170 at December 31, 1999, 1998 and 1997, respectively.

          Two individuals, one a director and the other an officer and director, are also partners in a partnership in which the following significant transaction occurred:

          The Savings Bank leases the Browns Mill Office in Johnson City from The partnership. The monthly lease payments were $2,550 per month for all of 1998 and 1997 and part of 1999, increasing to $2,932 during 1999.

NOTE  15   COMMITMENTS
--------   -----------

          In the normal course of business, State of Franklin Savings Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Savings Bank are as follows:

                                December 31, 1999                     December 31, 1998
                       -------------------------------------------------------------------------
                        Fixed       Variable       Fixed      Variable
                        Rate          Rate         Total        Rate        Rate        Total
                      ----------  ------------  ------------  ---------  -----------  ----------

Mortgage Loans
 to Originate            100,000      1,896,550    1,996,550         --      294,400     294,400
Unsecured Lines
 of Credit                    --        526,107      526,107         --      511,287     511,287
Overdraft Protection
 Accounts                318,458             --      318,458    260,595           --     260,595
Home Equity
 Lines of Credit              --      3,879,949    3,879,949         --    2,498,854   2,498,854
Commercial                    --      3,795,484    3,795,484         --    2,451,831   2,451,831
                      ----------  -------------  -----------  ---------  -----------  ----------

                         418,458     10,098,090   10,516,548    260,595    5,756,372   6,016,967
                      ==========  =============  ===========  =========  ===========  ==========

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  15   Continued
--------

          Commitments under standby letters of credit totaled approximately $215,407 and $242,133 at December 31, 1999 and 1998, respectively.

          At December 31, 1999, the Savings Bank had unused lines of credit for funds purchases and daylight overdrafts with two banks. The lines total $4,000,000 and have variable interest rates based on the lending bank's daily federal funds rate. The Savings Bank also has available lines of credit with FHLB in the amount of $21,944,600.

          The Savings Bank is engaged in the sale of mortgage loans on the secondary market. These loans are sold outright and are not serviced by the Savings Bank. The gain on the sale of these mortgage loans is as follows:

                            1999       1998
                          ---------  ---------
  Selling Price           8,832,597  5,083,213
  Less: Carrying Value    8,690,751  5,016,375
            Loan Cost        40,084     20,658
                          ---------  ---------

  Net Gain on Loans Sold    101,762     46,180
                          =========  =========

          At December 31, 1999 and 1998, the Savings Bank had mortgage loans committed to be sold totaling $453,562 and $1,627,400, respectively. Commitments to originate loans to be sold on the secondary market were $416,050 and $1,758,740 at December 31, 1999 and 1998, respectively.

          The Savings Bank leases office space at the Browns Mill Road, Johnson City, branch location under an operating lease which was scheduled to expire on August 31, 1999 with an option to renew and extend for another three years. The Savings Bank exercised the option and the lease has been extended until August 31, 2002. The Savings Bank has two automobile leases that expire on June 15, 2000. The Savings Bank also leases storage space at the Browns Mill Road, Johnson City, branch location under a month-to-month operating lease.

          Management expects as operating leases expire in the normal course of business, they will be renewed or replaced by leases on other properties at current market rental rates at the time of renewal.

          Approximate minimum future rentals to be paid under the cancelable and noncancelable leases for five years subsequent to December 31, 1999 are as follows:

                                 Noncancelable  Cancelable
  Years Ended                       Leases        Leases -
  December 31,                  Building & Auto  Building
------------------------------  ---------------  ---------
2000                                     43,034      1,680
2001                                     35,190      1,680
2002                                     35,190      1,680
2003                                     35,190      1,680
2004                                     35,190      1,680
                                ---------------  ---------

  Total Minimum Future Rentals          183,794      8,400
                                ===============  =========

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  16   FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
--------   ---------------------------------------

          The fair value of financial instruments is disclosed to comply with SFAS No. 107, Disclosure about Fair Value of Financial Instruments. The following tables present estimates of fair value for the Savings Bank's financial instruments at

December  31,  1999  and  1998:
------------------------------

                                          Carrying       Fair
                                           Amount        Value
                                         -----------  -----------
Financial Assets:
  Cash and Cash Equivalents                3,226,657    3,226,657
  Investment Securities                   35,428,937   34,741,775
  Loans                                  114,083,032  113,565,759
  Accrued Interest Receivable              1,271,439    1,271,439

Financial Liabilities:
  Deposits                               132,237,626  132,286,777
  Advance Payments by Borrowers
    for Taxes and Insurance (Escrows)        117,371      117,371
  Accrued Interest on Deposits                95,734       95,734
  Notes Payable                              626,615      596,843
  FHLB Advances                           13,092,708   13,092,708

December  31,  1998:
-------------------

                                          Carrying       Fair
                                           Amount        Value
                                         -----------  -----------
Financial Assets:
  Cash and Cash Equivalents               13,928,172   13,928,172
  Investment Securities                   12,248,572   12,248,572
  Loans                                   86,225,973   86,997,373
  Accrued Interest Receivable                685,963      685,963

Financial Liabilities:
  Deposits                                96,364,077   96,684,783
  Advance Payments by Borrowers
    for Taxes and Insurance (Escrows)         98,784       98,784
  Accrued Interest on Deposits               103,769      103,769
  Notes Payable                              687,925      673,283
  FHLB Advances                            9,000,000    9,000,000

          The carrying amounts in the preceding table are included in the consolidated statements of financial condition under the applicable captions. The contract or notional amounts of the Company's financial instruments with off-balance-sheet risk are disclosed in Note 15. No derivatives were held by the Company. It is not practicable to estimate the fair value of Federal Home Loan Bank stock because it is not marketable. The carrying amount of that investment is reported at cost in the consolidated statements of financial condition.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  16   Continued
--------

          The following describes the assumptions and methodologies used to calculate the fair value for financial instruments.

          FAIR  VALUES  OF   FINANCIAL   INSTRUMENTS:   Statement  of  Financial
          ----------------------------------------
          Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

          FLOATING  RATE LOANS:  Floating rate 1-4 family  residential  mortgage
          -------------------
          loans reprice periodically and will lag movements in market rates. The fair value for floating rate mortgage loans is calculated by discounting future cash flows to their present value. Future cash flows, consisting of principal payments, interest payments, and repricings, are discounted with current Savings Bank prices for similar instruments applicable to the remaining maturity. Prepayment assumptions based on historical prepayment speeds have been applied to the 1-4 family residential floating rate mortgage portfolio.

          FIXED RATE LOANS AND  LEASES:  The fair value for fixed rate loans and
          -----------------------------
          leases is calculated by discounting future cash flows to their present value. Future cash flows, consisting of both principal and interest payments, are discounted with current Savings Bank prices for similar instruments applicable to the remaining maturity. Prepayment assumptions based on historical prepayment speeds have been applied to the fixed rate mortgage and installment loan portfolios.

          ALLOWANCE  FOR LOAN LOSSES:  The fair value of the  allowance for loan
          ----------------------------
          losses is approximated by the book value. Additionally, the credit exposure known to exist in the loan portfolio is embodied in the allowance for loan losses.

          CASH AND CASH EQUIVALENTS: The fair value of cash and cash equivalents
          ----------------------------
          are approximated by the book value.

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  16   Continued
--------

          INVESTMENT SECURITIES: Market quotes, when available, are used for the
          ----------------------
          fair value of investment securities.

          DEFINED  MATURITY  DEPOSITS:  The  fair  value  for  defined  maturity
          ---------------------------
          deposits is calculated by discounting future cash flows to their present value. Future cash flows, consisting of both principal and interest payments, are discounted with Savings Bank prices for similar instruments applicable to the remaining maturity. For the purpose of this disclosure, defined maturity deposits include all certificates of deposit and other time deposits.

          UNDEFINED  MATURITY  DEPOSITS:  The fair value of  undefined  maturity
          -----------------------------
          deposits is required by the statement to equal the book value. For the purpose of this disclosure, undefined maturity deposits include demand deposits, checking interest accounts, savings accounts, and money market accounts.

          LONG-TERM  DEBT:  The fair value of  long-term  debt  instruments  and
          ---------------
          Federal Home Loan Bank advances is estimated using a discounted cash flow calculation, based on current rates for similar debt.

          LIMITATIONS: The foregoing fair value estimates are made at a specific
          -----------
          point in time, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell, at one time, the Savings Bank's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Savings Bank's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

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


                          STATE OF FRANKLIN BANCSHARES, INC.
                                JOHNSON CITY, TENNESSEE
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999, 1998 AND 1997

NOTE  17   FEDERAL  INCOME  TAX
--------   -------------------

          A reconciliation between the effective income tax expense or benefit and the amount computed by multiplying the projected statutory federal income tax rate for the period ended December 31, 1999, 1998 and 1997 is as follows:

                                                      1999        1998       1997
                                                   ----------  ----------  ---------

Computed "Expected" Tax (Expense) Benefit           (602,076)   (186,556)    (7,794)
Bad Debt Deduction                                    68,490     110,492    (73,785)
Amortization of Organization Expense                  23,232      17,845     16,943
Other                                                (23,223)       (855)     1,101
Reversal of Allowance for Deferred Tax Assets             --          --     68,612
FHLB Dividends                                        25,772       6,868         --
                                                   ----------  ----------  ---------

Provision for Income Taxes                          (507,805)    (52,206)     5,077
                                                   ==========  ==========  =========

Current Income Tax (Expense) Benefit                (579,375)   (183,707)    13,075
Deferred Income Tax (Expense) Benefit                 71,570     131,501     (7,998)
                                                   ----------  ----------  ---------

Provision for Income Taxes                          (507,805)    (52,206)     5,077
                                                   ==========  ==========  =========

Deferred Tax Assets:
  Due to Net Operating Loss Carryforward               3,517          --     68,521
  Due to Unrealized (Gains) Losses on Investments    314,365     (20,496)   (13,076)
  Due to FHLB Dividends                              (26,294)     (6,868)        --
  Due to Reserve for Loan Losses                     307,915     214,310         --
                                                   ----------  ----------  ---------

                                                     599,503     186,946     55,445
                                                   ----------  ----------  ---------
Reserve for Deferred Tax Assets:
  Beginning Balance                                       --          --    (68,612)
  Amount Reserved                                         --          --         --
  Reversal of Reserved Amount                             --          --     68,612
                                                   ----------  ----------  ---------

    Ending Balance                                        --          --         --
                                                   ----------  ----------  ---------

Deferred Tax Assets - Net                            599,503     186,946     55,445
                                                   ==========  ==========  =========

          The Savings Bank had a net operating loss carryforward of $195,157 which was used to offset federal taxable income in 1998. The holding company has a net operating loss carryforward of $10,435 for 1999.

          In assessing the realizability of the related deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the projection for future taxable income over the periods which the deferred tax asset is deductible, at December 31, 1999, management believes it is more likely than not that the Savings Bank will realize the benefits of these deductible differences.

NOTE  18   COMPREHENSIVE  INCOME
--------   ---------------------

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

                       STATE OF FRANKLIN BANCSHARES, INC.
                             JOHNSON CITY, TENNESSEE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE  18   CONTINUED
--------

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

NOTE  19   EARNINGS  (LOSS)  PER  SHARE
--------   ----------------------------

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

                                               1999       1998       1997
                                             ---------  ---------  ---------
Net Income Available to Common Shareholders  1,087,097    496,489     57,035
                                             =========  =========  =========

Average Shares
  Average Shares - Basic                     1,123,721  1,117,270  1,111,280
  Effect of Dilutive Common Stock Options       24,828      6,484      8,316
                                             ---------  ---------  ---------

  Average Shares - Diluted                   1,148,549  1,123,754  1,119,596
                                             =========  =========  =========

Basic Earnings Per Share                          0.97       0.44       0.05
                                             =========  =========  =========

Diluted Earnings Per Share                        0.95       0.44       0.05
                                             =========  =========  =========

                                      STATE OF FRANKLIN BANCSHARES, INC.
                                           JOHNSON CITY, TENNESSEE
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       DECEMBER 31, 1999, 1998 AND 1997

NOTE  20     CONDENSED  PARENT  COMPANY  ONLY  FINANCIAL  STATEMENTS
--------     -------------------------------------------------------

STATEMENT  OF  FINANCIAL  POSITION


                                                                              December 31,     December 31,
                                                                                  1999             1998
                                                                             --------------  ----------------
Assets:

Cash and Cash Equivalents                                                        1,467,135               897
Investments - Available-for-Sale                                                   467,471           593,164
Receivable from ESOP                                                                    --           108,286
Investments in Subsidiaries                                                     12,200,724        11,565,733
Deferred Tax Assets                                                                  3,099                --
                                                                             --------------  ----------------

  Total Assets                                                                  14,138,429        12,268,080
                                                                             ==============  ================

Liabilities:
Notes Payable                                                                      626,615           687,925
Accounts Payable and Accrued Expenses                                               13,529             2,743
                                                                             --------------  ----------------

  Total Liabilities                                                                640,144           690,668
                                                                             --------------  ----------------

Stockholders' Equity:
Common Stock, $1.00 Par Value,
  Authorized: 10,000,000 Shares; Issued: 1,301,519 Shares                        1,301,519         1,180,152
Common Stock Subscribed                                                                 --             6,996
Paid-In Capital                                                                 12,243,730        10,907,472
Accumulated Other Comprehensive Income                                            (610,238)           39,820

Retained Earnings                                                                1,189,889           107,792
Less: Employee Stock Ownership                                                    (626,615)         (664,820)
                                                                             --------------  ----------------

  Total Stockholders' Equity                                                    13,498,285        11,577,412
                                                                             --------------  ----------------

    Total Liabilities and Stockholders' Equity                                  14,138,429        12,268,080
                                                                             ==============  ================

STATEMENT OF INCOME
                                                                              Period Ended     Period Ended
                                                                              December 31,     December 31,
                                                                                  1999             1998
                                                                             --------------  ----------------

Interest Income                                                                     27,041             8,634
Other Operating Expenses                                                           (35,205)            5,000
                                                                             --------------  ----------------

Income (Loss) before Income Taxes and Equity
  in Undistributed Earnings of Subsidiaries                                         (8,164)           13,634
Provision for Income Taxes                                                          (3,099)           (2,743)
                                                                             --------------  ----------------

      Income (Loss) before Equity in Undistributed Earnings of Subsidiaries         (5,065)           10,891

Equity in Undistributed Earnings of Subsidiaries                                 1,092,162           485,598
                                                                             --------------  ----------------

Net Income                                                                       1,087,097           496,489
                                                                             ==============  ================

                               STATE OF FRANKLIN BANCSHARES, INC.
                                    JOHNSON CITY, TENNESSEE
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999, 1998 AND 1997

NOTE  20     Continued
--------

                                                                   Period Ended   Period Ended
                                                                   December 31,   December 31,
                                                                       1999           1998
                                                                  --------------  -------------
Cash Flows from Operating Activities
  Net Income                                                          1,087,097        496,489
  Items Not Affecting Cash and Cash Equivalents:
    Equity in Undistributed Earnings of Subsidiaries                 (1,092,162)      (485,598)
    Deferred Tax Asset                                                   (3,099)            --
    Increase in Accounts Payable                                         10,786          2,743
    Earned ESOP Shares                                                   38,205         12,075
    (Increase) Decrease in Accounts Receivable                          108,286         (8,218)
                                                                  --------------  -------------

      Net Cash Provided by Operating Activities                         149,113         17,491
                                                                  --------------  -------------

Cash Flows from Investing Activities
  Purchase of Available-for-Sale Investments                           (130,041)      (707,634)
  Proceeds from Sale of Available-for-Sale Investments                  255,734        114,470
  Investment in Subsidiary                                             (200,000)      (100,000)
                                                                  --------------  -------------

      Net Cash Used by Investing Activities                             (74,307)      (693,164)
                                                                  --------------  -------------

Cash Flows from Financing Activities
  Issuance of Common Stock, Net                                       1,452,742             --
  Organization Costs                                                         --        (11,355)
  Proceeds from Debt                                                         --        700,000
  Repayments of Debt                                                    (61,310)       (12,075)
                                                                  --------------  -------------

      Net Cash Provided by Financing Activities                       1,391,432        676,570
                                                                  --------------  -------------

      Net Increase in Cash and Cash Equivalents                       1,466,238            897

Cash and Cash Equivalents at Beginning of Period                            897             --
                                                                  --------------  -------------

      Cash and Cash Equivalents at End of Period                      1,467,135            897
                                                                  ==============  =============

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

          The Audit Committee of the Board of Directors has the responsibility for the recommendation of the independent certified public accountants for the Company. The Board of Directors, through its Audit Committee, is responsible for ensuring that both management and the independent certified public accountants fulfill their respective responsibilities with regard to the financial statements. The independent certified public accountants have free access to the Audit Committee.

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

Chairman  of  the  Board                President

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                  PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

     This item is incorporated by reference to pages 4, 5, and 10 of State of Franklin's Proxy Statement related to its 2000 Annual Meeting of Shareholders.

ITEM  10.  EXECUTIVE  COMPENSATION.

     This item is incorporated by reference to pages 9 and 10 of State of Franklin's Proxy Statement related to its 2000 Annual Meeting of Shareholders.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     This item is incorporated by reference to page 8 of State of Franklin's Proxy Statement related to its 2000 Annual Meeting of Shareholders.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     This item is incorporated by reference to page 10 of State of Franklin's Proxy Statement related to its 2000 Annual Meeting of Shareholders.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(1)  Exhibits
     --------

     Exhibit No.   Description
     -----------   -----------

     3.1*          Charter  of  State  of  Franklin  Bancshares,  Inc.
     3.2*          Bylaws  of  State  of  Franklin  Bancshares,  Inc.
     21            Subsidiaries  of  State  of  Franklin  Bancshares,  Inc.
     27            Financial  Data  Schedule  (For  SEC  use  only)
  -----------------
  * Incorporated herein by reference to the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 28, 1999
      (File number 000-24675).

(2)  Reports  on  Form  8-K
     ----------------------

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STATE  OF  FRANKLIN  BANCSHARES,  INC.

                                             By:  /s/  Charles  E.  Allen,  Jr.
                                                  -----------------------------
                                                       Chairman  of  the  Board

                                            Date:  March  27,  2000

Signature                                               Capacity                               Date
---------                                             -----------                             ----------
 /s/ Charles E. Allen, Jr.      Chairman of the Board, Director                           March 27, 2000
------------------------------
Chares E. Allen, Jr.            (principal executive, financial, and accounting officer)
------------------------------  --------------------------------------------------------

 /s/ Randal R. Greene           President, Director                                       March 27, 2000
------------------------------
Randal R. Greene                (principal executive officer)
------------------------------  --------------------------------------------------------

/s/ Stephen Gross               Director                                                  March 27, 2000
------------------------------
Steven Gross
------------------------------

 /s/Donald R. Jeanes            Director                                                  March 27, 2000
------------------------------
Donald R. Jeanes
------------------------------

 /s/ Henry J. Williams, M.D.    Director                                                  March 27, 2000
------------------------------
Henry J. Williams, M.D.
------------------------------

 /s/ Kenneth E. Cutshall, M.D.  Director                                                  March 27, 2000
------------------------------
Kenneth E. Cutshall, M.D.
------------------------------

 /s/ Charles E. Allen, Sr.      Director                                                  March 27, 2000
------------------------------
Charles E. Allen, Sr.
------------------------------

/s/  Richard S. Venable         Director                                                  March 27, 2000
------------------------------
Richard S. Venable
------------------------------

 /s/ Verrill M. Norwood, Jr.    Director                                                  March 27, 2000
------------------------------
Verrill M. Norwood, Jr.
------------------------------

 /s/ Cameron E. Perry           Director                                                  March 27, 2000
------------------------------
Cameron E. Perry
------------------------------

 /s/ Vance W. Cheek             Director                                                  March 27, 2000
------------------------------
Vance W. Cheek
------------------------------

                                                                      Exhibit 21
                              Subsidiaries of State of Franklin Bancshares, Inc.


     State of Franklin Savings Bank, a Tennessee-chartered savings bank, is a wholly-owned subsidiary of State of Franklin Bancshares, Inc., as is State of Franklin Leasing Corporation, a Tennessee corporation. John Sevier Title Services, Inc., a Tennessee corporation, is a wholly owned subsidiary of State of Franklin Savings Bank.