Form 10QSB
period 2000-03-31
STATE OF FRANKLIN BANCSHARES INC
filed 2000-05-12
CIK 1066626

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-QSB

     [X]          QUARTERLY  REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:    MARCH 31, 2000
                                                  ---------------

                                       OR
                                       --

     [   ]       TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION  FILE  NUMBER:     0-24675
                             ---------

                           STATE OF FRANKLIN BANCSHARES, INC.
                       ------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          TENNESSEE                                     62-1607709
---------------------------------               --------------------------------
(STATE  OF  INCORPORATION)                           (I.R.S.  EMPLOYER
IDENTIFICATION  NO.)


             1907  NORTH  ROAN  STREET
             JOHNSON  CITY,  TENNESSEE                     37604
             ----------------------------                  -----
   (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)         (ZIP  CODE)


                                 (423) 232-4400
               -----------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                     NONE
          ------------------------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


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


                                   1,356,670
                          ----------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MARCH 31, 2000)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES          NO     X
                                 ----           ----

                        STATE OF FRANKLIN BANCSHARES, INC

                                      INDEX
                                      -----

PART I.   FINANCIAL  INFORMATION
                                                                            PAGE
                                                                            ----
      ITEM 1. FINANCIAL  STATEMENTS

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                   3
                  MARCH 31, 2000 (REVIEWED) AND DECEMBER 31, 1999 (AUDITED)

              CONSOLIDATED  STATEMENTS  OF  INCOME                             4
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (REVIEWED)

              CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY      5
                  THREE  MONTHS  ENDED  MARCH  31,  2000  (REVIEWED)
                  AND  YEAR  ENDED  DECEMBER  31,  1999  (AUDITED)

              CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                        6
                  THERE MONTHS ENDED MARCH 31, 2000 AND 1999 (REVIEWED)

              NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (REVIEWED)           7

              INDEPENDENT  ACCOUNTANT'S  REPORT                               13

      ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND  RESULTS  OF  OPERATIONS            14


PART II.   OTHER  INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                               17

      ITEM 2. CHANGES IN SECURITIES                                           17

      ITEM 3. DEFAULT  UPON  SENIOR  SECURITIES                               17

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

      ITEM 5. OTHER INFORMATION                                               17

      ITEM 6. EXHIBITS  AND  REPORTS  ON  FORM  8-K                           17

PART  1  -  FINANCIAL  INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

                                     STATE OF FRANKLIN BANCSHARES, INC.
                               CONSOLIDATED  STATEMENTS OF FINANCIAL CONDITION

                                                             MARCH 31,        DECEMBER 31,
                     ASSETS                               2000 - REVIEWED    1999 - AUDITED
--------------------------------------------------------  ---------------  ----------------

Cash and Due from Banks                                    $    3,711,188     2,785,509
Federal Funds Sold                                              2,299,000       308,000
Short-Term Interest Bearing Deposits                              143,313       133,148
Investments - HTM  (Estimated Market 2000 - $13,320,249)
  (Estimated Market 1999 - $13,301,184)                        13,988,778    13,988,346
Investments - AFS                                              20,936,974    21,440,591
Loans Held for Sale                                               218,711       453,562
Loans and Leases Receivable                                   121,074,200   114,439,773
   Less: Allowance for Loan and Lease Losses                     (866,062)     (810,303)
--------------------------------------------------------  ---------------  ----------------
   Loans and Leases Receivable, Net                           120,208,138   113,629,470
--------------------------------------------------------  ---------------  ----------------
Accrued Interest Receivable, Net                                1,220,318     1,271,439
Land, Buildings & Equip at Cost Less Accum Depr
   of $676,615 in 2000 and $607,618 in 1999                     4,741,966     4,058,242
Prepaid Expense and Accounts Receivable                            99,862        77,907
Investment in Service Bureau at Cost                               15,000        15,000
Deferred Tax Assets                                               637,181       599,503
FHLB Stock                                                      1,442,300     1,417,700
Other Real Estate Owned                                           155,831             -
--------------------------------------------------------  ---------------  ----------------

  TOTAL ASSETS                                             $  169,818,560   160,178,417
--------------------------------------------------------  ---------------  ----------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------

LIABILITIES:

Interest-Free Checking                                   $        8,646,325     7,762,451
Interest-Bearing Deposits                                       131,423,290   124,475,175
Advances by Borrowers for Taxes and Insurance                       162,057       117,372
Accrued Interest on Deposits                                        123,459        95,734
Accounts Payable and Accrued Expenses                               246,975       488,630
FHLB Short-Term Advances                                          4,980,000     4,045,000
FHLB Long-Term Advances                                           9,047,413     9,047,707
Deferred Gain on REO                                                 21,448        21,448
Notes Payable                                                       613,188       626,615
--------------------------------------------------------  -------------------  ------------

TOTAL LIABILITIES                                        $      155,264,155   146,680,132
--------------------------------------------------------  -------------------  ------------

STOCKHOLDERS' EQUITY:

Common Stock, $1.00 Par Value                                    1,356,670      1,301,519
Paid-in Capital                                                 12,909,700     12,243,730
Accumulated Other Comprehensive Income                            (616,752)      (610,238)
Retained Earnings                                                1,517,975      1,189,889
Unearned Compensation - ESOP                                      (613,188)      (626,615)
--------------------------------------------------------  -------------------  ------------

       TOTAL STOCKHOLDERS' EQUITY                        $       14,554,405    13,498,285
--------------------------------------------------------  -------------------  ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      169,818,560   160,178,417
--------------------------------------------------------  -------------------  ------------

                  See accompanying  notes  and  accountant's  report.

                                   STATE OF FRANKLIN BANCSHARES, INC.
                                   CONSOLIDATED  STATEMENTS OF INCOME
                                                            THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------
INTEREST INCOME:                                         2000 - REVIEWED     1999 - REVIEWED
                                                      --------------------  --------------------
Interest and Fees on Loans                            $         2,481,052             1,815,122
Other Interest Income                                             618,394               399,775
----------------------------------------------------  --------------------  --------------------
       TOTAL INTEREST INCOME                                    3,099,446             2,214,897
----------------------------------------------------  --------------------  --------------------

INTEREST EXPENSE:
Interest on Deposits                                            1,628,754             1,202,244
Interest on Short-Term Debt                                        80,118                     -
Interest on Long-Term Debt                                        124,066               120,353
----------------------------------------------------  --------------------  --------------------

       TOTAL INTEREST EXPENSE                                   1,832,938             1,322,597
----------------------------------------------------  --------------------  --------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES            1,266,508               892,300
PROVISION FOR LOAN LOSSES                                         (56,938)              (48,504)
----------------------------------------------------  --------------------  --------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             1,209,570               843,796
----------------------------------------------------  --------------------  --------------------

OTHER INCOME:

Other Fees and Service Charges                                     90,017                50,249
Net Gain on Loans Sold                                              8,739                67,762
Insurance Commission Income                                        10,087                14,383
Rental Income, Net                                                 15,024                27,885
Other                                                                   -                    24
----------------------------------------------------  --------------------  --------------------

       TOTAL OTHER INCOME                                         123,867               160,303
----------------------------------------------------  --------------------  --------------------

OTHER EXPENSES:
Compensation and Related Benefits                                 380,166               307,612
Occupancy Expenses                                                 76,095                70,572
Furniture and Equipment Expense                                    69,866                52,065
Advertising                                                        14,428                35,628
Data Processing Expense                                            83,894                87,837
Other                                                             222,796               176,411
----------------------------------------------------  --------------------  --------------------
       TOTAL OTHER EXPENSES                                       847,245               730,125
----------------------------------------------------  --------------------  --------------------

       INCOME BEFORE INCOME TAX                                   486,192               273,974
PROVISION FOR INCOME TAXES                                       (158,106)              (94,901)
----------------------------------------------------  --------------------  --------------------
       NET INCOME                                     $           328,086               179,073
----------------------------------------------------  --------------------  --------------------

EARNINGS PER SHARE:
  BASIC                                               $              0.26                  0.16
  DILUTED                                             $              0.25                  0.16
----------------------------------------------------  --------------------  --------------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                         1,271,086             1,124,201
  DILUTED                                                       1,307,868             1,145,161
----------------------------------------------------  --------------------  --------------------

                     See accompanying  notes  and  accountant's  report.

                       STATE OF FRANKLIN BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THREE MONTHS ENDED MARCH 31, 2000 (REVIEWED) AND YEAR ENDED DECEMBER 31,
                                 1999 (AUDITED)

                                                                                 Accumulated
                                                         Common                  Other                     Employee
                                             Common      Stock        Paid-In    Comprehensive  Retained   Stock
                                             Stock       Subscribed   Capital    Income         Earnings   Ownership   Total
                                          -------------  ----------  ----------  -------------  ---------  ----------  -----------
Balance at December 31, 1998                  1,180,152      6,996   10,905,359        39,820     102,792   (664,820)  11,570,299
                                                                                                                       -----------
Net Proceeds
  from Sale of Stock                            121,367     (6,996)   1,338,371            --          --         --    1,452,742
                                                                                                                       -----------
ESOP Shares Allocated                                --         --           --            --          --     38,205       38,205
                                                                                                                       -----------
Comprehensive Income
  Other Comprehensive Income,
   Net of Tax:
    Unrealized Losses on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $339,205 Income Tax)               --         --           --      (658,456)         --         --     (658,456)
      Less: Reclassification Adjustment
          (Net of $4,326 Income Tax)                 --         --           --         8,398          --         --        8,398
                                                                                                                       -----------
                                                                                                                         (650,058)
  Net Income                                         --         --           --            --   1,087,097         --    1,087,097
                                                                                                                       -----------
        Total Comprehensive Income                   --         --           --            --          --         --      437,039
                                          -------------  ----------  ----------  -------------  ---------  ----------  -----------
Balance at December 31, 1999                  1,301,519         --   12,243,730      (610,238)  1,189,889   (626,615)  13,498,285
                                                                                                                       -----------

Net Proceeds
  from Sale of Stock                             55,151         --      665,970            --          --         --      721,121
                                                                                                                       -----------
ESOP Shares Allocated                                --         --           --            --          --     13,427       13,427
                                                                                                                       -----------
Comprehensive Income
  Other Comprehensive Income,
   Net of Tax:
    Unrealized Losses on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
           (Net of $3,356  Income Tax)               --         --           --        (6,514)         --         --       (6,514)

  Net Income                                         --         --           --            --     328,086         --      328,086
                                                                                                                       -----------

        Total Comprehensive Income                   --         --           --            --          --         --      321,572
                                          -------------  ----------  ----------  -------------  ---------  ----------  -----------

Balance at March 31, 2000                     1,356,670         --   12,909,700      (616,752)  1,517,975  (613,188)   14,554,405
                                          =============  ==========  ==========  =============  =========  ==========  ===========

                                 See accompanying notes and accountant's report.

                                          STATE OF FRANKLIN BANCSHARES, INC.
                                       CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                  2000 - REVIEWED  1999 - REVIEWED
                                                                                  ---------------  ---------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net Income                                                                      $      328,086          179,073
  Items Not Affecting Cash:
    Depreciation                                                                          68,997           52,398
    (Increase) Decrease in Accrued Interest                                               51,121         (101,833)
    Deferred Income Taxes (Benefit)                                                      (34,323)         (15,387)
    Provisions for Loan Losses                                                            56,938           48,504
    (Increase) in Prepaid Expenses and Accounts Receivable                               (21,955)          (2,241)
    Increase (Decrease) in Interest Payable                                               27,725          (34,041)
    Increase (Decrease) in Accounts Payable and Accrued Expenses                        (241,655)          12,173
    Increase (Decrease) in Deferred Loan Fees, Net                                        15,281             (920)
    Discount Accretion                                                                    (4,635)          (6,932)
    Earned ESOP Shares                                                                    13,427           22,824
    FHLB Stock Dividends                                                                 (24,600)          (8,100)
    Net Decrease in Loans Held for Sale                                                  234,851          544,400
--------------------------------------------------------------------------------  ---------------  ---------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                          469,258          689,918
--------------------------------------------------------------------------------  ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                                     -      (13,271,647)
  Purchase of Available-for-Sale Investments                                              (6,220)               -
  Proceeds from Maturities of Available-for-Sale Investments                                   -        3,000,000
  Proceeds from Sale of Available-for-Sale Investments                                   504,171                -
  Principal Payments on Mortgage Backed Securities - AFS                                       -           27,710
  (Increase) in Federal Funds Sold                                                    (1,991,000)      (4,547,000)
  (Increase) Decrease in Short-Term Interest Bearing Deposits                            (10,165)       5,000,000
  (Increase) in Loans Receivable, Net                                                 (6,806,718)      (5,200,252)
  Purchases of Premises and Equipment                                                   (752,721)         (61,369)
--------------------------------------------------------------------------------  ---------------  ---------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                           (9,062,653)     (15,052,558)
--------------------------------------------------------------------------------  ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                             7,831,989       14,074,793
  Net Increase in Advances by Borrowers for Taxes and Insurance                           44,685           56,570
  Issuance of Common Stock, Net                                                          721,121          111,767
  Repayment of Debt                                                                      (13,427)         (12,426)
  Proceeds from FHLB Advances                                                            934,706                -
--------------------------------------------------------------------------------  ---------------  ---------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                          9,519,074       14,230,704
--------------------------------------------------------------------------------  ---------------  ---------------
      NET INCREASE (DECREASE) IN CASH                                                    925,679         (131,936)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                         2,785,509        2,507,173
--------------------------------------------------------------------------------  ---------------  ---------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                    $    3,711,188        2,375,237
--------------------------------------------------------------------------------  ---------------  ---------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $       (6,514)          17,157
Acquisition of Real Estate Property through Foreclosure of Related Loans                (155,831)               -
--------------------------------------------------------------------------------  ---------------  ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash Paid During the Period for:
    Income Taxes                                                                  $      427,413                -
    Interest                                                                      $    1,805,213        1,356,638
--------------------------------------------------------------------------------  ---------------  ---------------

                        See accompanying  notes  and  accountant's  report.

STATE  OF  FRANKLIN  BANCSHARES,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  REVIEWED


NOTE  1     INCORPORATION  AND  OPERATIONS
-------     ------------------------------

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


NOTE  2     BASIS  OF  PREPARATION
-------     ----------------------

The accompanying reviewed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q SB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the three months ended March 31, 2000 is not necessarily indicative of the results which may be expected for the entire year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1999.


NOTE  3     RECLASSIFICATIONS
-------     -----------------

In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the March 31, 2000 consolidated financial statements.


NOTE  4     LAND  BUILDINGS  AND  EQUIPMENT
-------     -------------------------------

The Savings Bank has purchased additional property near Kingsport, Tennessee in Sullivan County and will be constructing a fifth branch location scheduled to open in late summer or early fall. Fixed assets at March 31, 2000, and December 31, 1999 are summarized as follows:



                                                        2000         1999
                                                   -----------  ------------

  Land                                                 850,000      850,000
  Construction in Process - Colonial Heights Branch    753,644       25,000
  Buildings and Leasehold Improvements               2,274,105    2,271,821
  Furniture, Fixtures and Equipment                  1,540,832    1,519,039
                                                     ---------  -----------
                                                     5,418,581    4,665,860
  Less: Accumulated Depreciation                       676,615      607,618
                                                     ---------  -----------
                                                     4,741,966    4,058,242
                                                     =========  ===========

NOTE  5     LOANS  RECEIVABLE
-------     -----------------

Loans receivable at March 31, 2000 and December 31, 1999, consist of the following:

                                                      2000             1999
                                             --------------  ---------------
  First Mortgage Loans                           46,631,324       43,715,282
  Construction Loans                             26,643,092       23,525,380
  Consumer Loans                                  9,806,810        9,703,102
  Participation Loans, Net                          533,676          533,676
  Commercial Loans                               44,865,329       41,919,362
  Savings Account Loans                             290,399          248,964
  Credit Line Advances                              333,515          419,062
  Lease Finance                                     955,160          904,705
                                             ---------------  ---------------
    Gross Loans and Leases Receivable           130,059,305      120,969,533
                                             ---------------  ---------------
  Less:
    Undisbursed Portion of Loans in Process    (  8,897,270)    (  6,457,206)
    Net Deferred Loan Origination Fees         (     87,835)    (     72,554)
    Accumulated General Loan Loss Allowance    (    866,062)    (    810,303)
                                             ---------------  ---------------

                                               (  9,851,167)    (  7,340,063)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              120,208,138      113,629,470
                                             ===============  ===============

An analysis of the allowance for loan and lease losses at March 31, 2000 and December 31, 1999 is as follows:
                                             2000      1999
                                           --------  --------

    Balance - Beginning of Period          810,303   630,324
    Provision for Losses                    56,938   181,429
    Loans and Leases Charged-Off            (1,179)   (1,450)
    Charged-Off Loan and Lease Recoveries       --        --
                                           --------  --------

    Balance - End of Period                866,062   810,303
                                           ========  ========

The gross amount of participation loans serviced by State of Franklin Savings Bank was $1,067,240 at March 31, 2000 and also at December 31, 1999.

Non-performing loans at March 31, 2000 totaled $67,906 and $221,781 at December 31, 1999.

NOTE  6     FEDERAL  REGULATION
-------     -------------------

The  capital  ratios  for  State  of  Franklin  Savings  Bank  are  as  follows:

                                                        For Capital
                                                     Adequacy Purposes
                                                       And To Be Well
                                                     Capitalized Under
                                                     Prompt Corrective
                                       Actual        Action Provisions
                                 ------------------  -----------------
  In  Thousands  (Reviewed)      Amount      Ratio   Amount    Ratio
-------------------------------  ------------------  -----------------
As of March 31, 2000:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)    15,171      14.18%  >=10,698   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)    14,090      13.17%  >= 6,419    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)   14,090       8.75%  >= 8,050    5.0%


As of December 31, 1999:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)    13,303      13.12%  >=10,140   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)    12,222      12.05%  >= 6,084    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)   12,222       7.91%  >= 7,730    5.0%


The capital ratios for State Franklin Bancshares, Inc. are as follows:

                                                        For Capital
                                                     Adequacy Purposes
                                                       And To Be Well
                                                     Capitalized Under
                                                     Prompt Corrective
                                       Actual        Action Provisions
                                 ------------------  -----------------
  In  Thousands  (Reviewed)      Amount       Ratio  Amount     Ratio
-------------------------------  ------------------  -----------------
Total Risk-Based Capital
    (to Risk-Weighted Assets)      16,037  14.94%    >=10,735  10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)      15,171  14.13%    >= 6,441   6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)     15,171   9.34%    >= 8,120   5.0%



As of December 31, 1999:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)      14,919  14.66%    >=10,176  10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)      14,109  13.86%    >= 6,106   6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)     14,109   9.09%    >= 7,769   5.0%


NOTE  7     EMPLOYEE  AND  DIRECTOR  BENEFIT  PLANS
-------     ---------------------------------------

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

                                             March  31,   December  31,
                                                 2000       1999
                                              ---------   ---------
      Number of Shares
  Released and Allocated                         16,054     16,054
  Committed to be Released                        6,182      5,188
  Suspense                                       58,810     59,804

      Fair Value
  Released and Allocated                        216,729    216,729
  Committed to be Released                       83,457     70,038
  Suspense                                      793,935    807,354


Contributions to the ESOP are as follows:
                                             March  31,   December  31,
                                                   2000     1999
                                              ---------   ---------
      Compensation Expense                       40,000    127,272
      Contributions                              40,000    127,272

For the purpose of computing earnings per share, all ESOP shares committed to be released will be considered outstanding.

     STOCK  OPTION  PLANS

                                                                              Weighted
                                                                              Average
                                                       Awarded                Exercise
                                                       And                    Price
                                                       Unexercised  Vested    Per
                                                       Options      Options   Share.
                                      -------------------------------------------------
  Options Granted - Outside Directors   January 1, 2000    55,564   24,993  $    10.45
  Options Granted - Management          January 1, 2000   145,128   44,452  $    11.00
                                        During 2000            --       --
  Options Exercised                                     (     554)      --  $    10.00
  Options Expired - Outside Directors                   (   4,997)      --  $    10.00
                                                          -------   ------

  Options Outstanding - March 31, 2000                    195,141   69,445  $    10.82
                                                          =======   ======

NOTE  8        DEPOSITS
-------        --------

     Deposit  balances  are  summarized  as  follows:

                                                  March  31, 2000            December 31, 1999
                                        -------------------------------  ------------------------
                                         Average                         Average
                                          Rate       Amount     Percent    Rate   Amount   Percent
                                        -------   ------------  -------  -------  ------  ---------
  Passbook                                5.00  33,639,262        24.02    4.85  43,579,494   32.96

  Interest-Free Checking                    --   8,646,325         6.17      --   7,762,451    5.87

  NOW                                     1.99   6,281,851         4.48    1.99   6,285,555    4.75

  Money Market Deposit                    4.49  12,613,994         9.01    4.48  13,790,665   10.43
                                                ----------  -----------          ----------  ------

                                                61,181,432        43.68          71,418,165   54.01
                                                -----------  ----------         -----------  ------
  Fixed Term Certificate Accounts
    Balances $100,000 or Greater          5.92  19,618,339        14.01    5.65  14,620,826   11.06
    Balances Less than $100,000           5.76  59,269,844        42.31    5.12  46,198,635   34.93
                                                ----------  -----------          ----------  ------

                                                78,888,183        56.32          60,819,461   45.99
                                                -----------  ----------         -----------  ------

                                                140,069,615      100.00         132,237,626  100.00
                                                ===========  ==========         ===========  ======



The contractual maturity of certificate accounts at March 31, 2000 and December 31, 1999, is as follows:



        Year Ending              Year  Ending
     March  31,  2000         December 31, 1999
--------------------------  --------------------------
2001            63,017,189   2000           42,805,186
2002             8,968,090   2001            5,447,698
2003             6,450,311   2002           11,749,728
2004               452,593   2003              789,631
2005 and After          --   2004 and After     27,218
                ----------                  ----------
                78,888,183                  60,819,461
             =============               =============


NOTE  9     SHORT-TERM  BORROWINGS
-------     ----------------------

Short-term advances from the Federal Home Loan Bank are summarized as follows for the periods ended March 31, 2000 and December 31, 1999:

                                             2000                    1999
                                           ---------               ---------

Cash  Management  (Rate  Floats  Daily)    4,980,000               4,045,00
Weighted  Average  Rate                     5.95%                    5.49%

NOTE  10     INVESTMENT  SECURITIES
--------     ----------------------

The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at March 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

March  31,  2000:
----------------


                                                     Gross       Gross      Estimated
                                   Amortized       Unrealized  Unrealized    Market
                                   Cost              Gains       Losses      Value
                                   --------------  ----------  ----------  -----------
Available-for-Sale:
   United States Government
     Agency Securities Maturing:
       After one year
        but within five years             997,892        --        34,898      962,994
      After five years
        but within ten years           15,769,381        --       737,604   15,031,777
      Over ten years
        but within fifteen years        2,993,355        --       161,970    2,831,385
    Equity Securities
      Callable after five years
        but within ten years            1,000,000        --           --     1,000,000
    Other
      Within one year                   1,110,818        --           --     1,110,818
                                   --------------  ----------  ----------  -----------

        Total Available-for-Sale       21,871,446        --       934,472   20,936,974
                                   ==============  ==========  ==========  ===========

  Held-to-Maturity:
    United States Government
      Agency Securities Maturing:
      After one year
        but within five years           1,000,000        --        31,037      968,963
      After five years
        but within ten years           12,988,778        --       637,491   12,351,286
                                   --------------  ----------  ----------  -----------

        Total Held-to-Maturity         13,988,778        --       668,528   13,320,249
                                   ==============  ==========  ==========  ===========

NOTE  11     EARNINGS  PER  SHARE
--------     --------------------

Earnings per share for quarter ending March 31, 2000, compared with quarter ending March 31, 1999, is as follows:

                                                  March  31,
                                         -------------------------
                                                2000      1999
                                         -------------  ----------

Net Income Available to Common Shareholders    328,086    179,073
                                             =========  =========
Average Shares
  Average Shares - Basic                     1,271,086  1,124,201
  Effect of Dilutive Common Stock Options       36,782     20,960
                                             ---------  ---------
  Average Shares - Diluted                   1,307,868  1,145,161
                                             =========  =========
Basic Earnings Per Share                          0.26       0.16
                                             =========  =========
Diluted Earnings Per Share                        0.25       0.16
                                             =========  =========

                          BAYLOR  AND  BACKUS
D.G. LEONARD, CPA         CERTIFIED PUBLIC ACCOUNTANTS               E.N. BACKUS, CPA (1907-1971)
R.F. VANHOY, CPA          2112 NORTH ROAN STREET                     T.E. HULSE, CPA (1927-1975)
  -----------             FIRST TENNESSEE BUILDING, EIGHTH FLOOR     E.R. BAYLOR, CPA (1894-1982)
T.S. JOHNSON, CPA         JOHNSON CITY, TENNESSEE  37605             W.E. MORELOCK, CPA (1927-1985)
C.J. STAMPFLI, CPA        (423) 282-9000                             H.L. SIENKNECHT, CPA (1917-1990)


To  the  Board  of  Directors
State  of  Franklin  Bancshares,  Inc.
P.  O.  Box  940
Johnson  City,  Tennessee  37605


We have reviewed the accompanying consolidated statement of financial condition of State of Franklin Bancshares, Inc. and subsidiaries as of March 31, 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the periods ended March 31, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of State of Franklin Bancshares, Inc.

A review consists principally of inquiries of State of Franklin Bancshares, Inc. personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The consolidated statement of financial condition as of December 31, 1999 and the consolidated statement of changes in retained earnings for the year then ended were audited by us, and we expressed an unqualified opinion on them in our report dated March 15, 2000, but we have not performed any auditing procedures since that date.

BAYLOR  AND  BACKUS
Certified  Public  Accountants

Johnson  City,  Tennessee

May  8,  2000

               MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                      TENNESSEE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

ITEM  NO.  2   MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
------------   -----------------------------------------------------------------
               RESULTS  OF  OPERATIONS
               -----------------------


GENERAL
-------

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. State of Franklin Savings Bank (Savings Bank) and State of Franklin Leasing Corporation (Leasing Corp) represents virtually all of the assets of State of Franklin Bancshares, Inc. (Company). The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are examined below.


BALANCE  SHEET  REVIEW
----------------------

At March 31, 2000, assets of State of Franklin Bancshares, Inc. totaled $169.8 million reflecting an increase of $9.6 million or 6% since December 31, 1999. The growth in assets has been funded primarily by an $8 million increase in deposits, a $935,000 increase in Federal Home Loan Bank advances, and a $1.1 million increase in stockholders' equity.


LOANS
-----

Loans outstanding totaled $121.1 million at March 31, 2000. This represented an increase of 6% from the December 31, 1999 outstanding loans of $114.4 million.

Commercial loans increased $2.9 million at March 31, 2000, an increase of 7% from $41.9 million at December 31, 1999. Real estate construction lending totaled $26.6 million compared with $23.5 million at December 31, 1999, reflecting an increase of $3.1 million or 13%. Consumer loans of $9.8 million at March 31, 2000 increased slightly from $9.7 million at December 31, 1999. During the first three months of 2000, first mortgage residential loans increased $2.9 million or 7% to $46.6 million at March 31, 2000. The loan portfolio mix at March 31, 2000 consists of 36% residential mortgages, 35% commercial, 21% real estate construction, and 8% consumer loans.

INVESTMENT  SECURITIES
----------------------

Investment securities totaled $34.9 million at March 31, 2000. The majority of the holdings are backed by U. S. Government or Federal Agency guarantees limiting the credit risk associated with these securities. At March 31, 2000, approximately $20.9 million of investment securities were held as available-for-sale compared to $21.4 million at December 31, 1999. Investments held-to-maturity remained unchanged at $14 million compared with $14 million at December 31, 1999.

NON-PERFORMING  ASSETS
----------------------

Non-performing assets or nonaccrual loans at March 31, 2000 totaled $67,906 compared with $221,781 at December 31, 1999. The allowance for possible loan losses was $866,062 at March 31, 2000 compared with $810,303 at year end 1999. Management believes the allowance for possible loan losses is adequate to provide for potential loan losses.

DEPOSITS
--------

Total deposits at March 31, 2000 of $140.1 million, represented an increase of $7.9 million or a 6% increase from $132.2 million at December 31, 1999. Non-interest bearing demand deposits totaled $8.6 million at March 31, 2000, an increase of $883,874 from December 31, 1999. Interest bearing deposits increased $7 million to $131.4 million at March 31, 1999.

CAPITAL
-------

Equity capital for the Savings Bank at March 31, 2000 was $13.5 million. At March 31, 2000, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 13.17%, 14.18% and 8.75%, respectively. The ratios at March 31, 2000, reflect a $1.5 million current quarter increased investment by State of Franklin Bancshares into the Savings Bank.

On October 4, 1999, the Company filed a registration statement on Form SB-1 with the SEC for the purpose of offering up to 555,555 shares of its common stock at a per share price of $13.50. This offering became effective November 12, 1999. At December 31, 1999, 111,092 shares had been sold with proceeds totaling $1.5 million. At March 31, 2000, 166,243 total shares have been sold in the offering, generating $2.2 million in additional capital. Equity capital for the Company at March 31, 2000, was $14.6 million.

LIQUIDITY
---------

The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and a line of credit with the Federal Home Loan Bank of Cincinnati totaling $13 million at March 31, 2000.

EARNINGS  REVIEW
----------------

The Company had net income of $328,086 for the three months ending March 31, 2000, compared with $179,073 for the same period last year, resulting in an increase of 83%. Net income per diluted share was $0.25 compared to earnings per share of $0.16 for the first three months ending March 31, 1999. Return on average assets was .81% and the return on average equity was 9.27% for the three month period ended March 31, 2000, compared with .57% and 6.14%, respectively, for the same period in 1999.

Noninterest income declined $36,436, or 23%, during the three months ended March 31, 2000, compared the same period last year due mainly to a $59,023 decline in income generated by loans sold in the secondary market. Recent increases in interest rates have slowed the demand for secondary market loans and temporarily eliminated the refinance market. Insurance commission income and net rental income also declined in the three months ended March 31, 2000, compared with the same period a year ago. Partially offsetting the declines was an increase in service charges and fees on deposit accounts. Noninterest expense was $847,245 for the quarter ending March 31, 2000, an increase of 16% over the 1999 period, primarily resulting from increased salaries and benefits, furniture and equipment expense, and other general operating expenses.

NET  INTEREST  INCOME
---------------------

Interest income and interest expense both increased from 1999 to 2000 resulting primarily from the increases in both earning assets and interest bearing liabilities. Net interest income of $1.2 million for the three months ended March 31, 2000 reflected an increase of $374,207 or 42% over the same period a year ago. For the three months ending March 31, 2000, average earning assets increased $39 million or 34% while average interest bearing liabilities increased $36 million, also 34%, compared with the same period in 1999. Average earning asset yield increased 28 basis points to 8.02% while the cost on interest bearing liabilities increased 11 basis points. Consequently, the net interest margin based on average earning assets increased to 3.28% for the three months ending March 31, 2000 compared with 3.12% for the same period in 1999.

PROVISION  FOR  LOAN  LOSSES
----------------------------

During the three months ended March 31, 2000, the provision for possible loan losses was $56,938 compared with $48,504 for the same period last year. Loan charge-offs for the three months ended March 31, 2000, were $1,179 compared with no charge-offs during the same period in 1999. The allowance for possible loan losses represented .72% of total loans, net of mortgage loans held-for-sale, at March 31, 2000, compared to .75% at March 31, 1999. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

PROVISION  FOR  INCOME  TAXES
-----------------------------

For the three months ended March 31, 2000, the provision for federal and state income taxes was $158,106, an increase of $63,205 from 1999, primarily due to the increase in income before income taxes.

NONINTEREST  INCOME
-------------------

The Company's noninterest income was $123,867 during the three months ended March 31, 2000, a decline of $36,436 or 23% from the comparable 1999 period. The decline was attributable to declines in net gains on loans sold, insurance commissions, and rental income of $59,023, $4,296, and $12,861, respectively, which were partially offset by an increase in other fees and service charges of $39,768.

NONINTEREST  EXPENSE
--------------------

Noninterest expense totaled $847,245 for the three month period ending March 31, 2000, an increase of $117,120 or 16%. The increases were a result primarily of growth in the organization. Compensation and related benefits, data processing expense, and other operating expenses, which include postage, printing and supplies, and telephone expense, reflect the growth in the customer base and the general increased size of the organization.

PART  II  --  OTHER  INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

             None

ITEM  2.     CHANGES  IN  SECURITIES

             On October 4, 1999, the Company filed a registration statement on Form SB-1 with the SEC for the purpose of offering up to 555,555 Shares of its common stock at a per share price of $13.50. This Offering became effective November 12, 1999. At December 31,
             1999, 111,092 shares had been sold with proceeds totaling $1.5 million. At March 31, 2000, 166,243 total shares have been sold in the offering, generating $2.2 million in additional capital. Equity capital for the Company at March 31, 2000, was $14.6 million.

ITEM  3.     DEFAULT  UPON  SENIOR  SECURITIES

             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

             None

ITEM  5.     OTHER  INFORMATION

             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

             a)     27    Financial  Data  Schedule  (for  SEC  use  only)
             b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STATE  OF  FRANKLIN  BANCSHARES,  INC.
                                        ----------------------------------------
                                                       (Registrant)
May 10, 2000                            /s/ Randal R. Greene
----------------------                  ----------------------------------------
(Date)                                  Randal R. Greene,  President  and  Chief
                                                 Executive  Officer
                                           (Principal  Executive  Officer)

May 10, 2000                            /s/ Charles E. Allen, Jr.
----------------------                  ----------------------------------------
(Date)                              Charles E. Allen, Jr., Chairman of the Board
                                           and  Chief  Financial  Officer
                                          (Principal Executive, Financial
                                              and Accounting Officer)