Form 10QSB
period 2000-06-30
STATE OF FRANKLIN BANCSHARES INC
filed 2000-08-11
CIK 1066626

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-QSB

     [X]          QUARTERLY  REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:    JUNE 30, 2000
                                                  --------------

                                       OR
                                       --

     [ ]         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


COMMISSION  FILE  NUMBER:     0-24675
                             ---------


                           STATE OF FRANKLIN BANCSHARES, INC.
                      ------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                TENNESSEE                                    62-1607709
---------------------------------               --------------------------------
   (STATE  OF  INCORPORATION)                            (I.R.S.  EMPLOYER
                                                        IDENTIFICATION NO.)


          1907  NORTH  ROAN  STREET
          JOHNSON  CITY,  TENNESSEE                                37604
         --------------------------                                -----
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                     (ZIP  CODE)


                                  (423)  232-4400
                      ------------------------------------------
                (ISSUER'S  TELEPHONE NUMBER, INCLUDING AREA  CODE)


                                        NONE
                      ------------------------------------------
          (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES      X          NO
                                    ----

                                       1,465,512
                      ------------------------------------------
       (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF JUNE 30, 2000)


            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES          NO    X
                                               ----

                        STATE OF FRANKLIN BANCSHARES, INC

                                      INDEX
                                      -----

PART  I.        FINANCIAL  INFORMATION



        ITEM 1.   FINANCIAL  STATEMENTS                                                   PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     JUNE 30, 2000 (REVIEWED) AND DECEMBER 31, 1999 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                        4 - 5
                     THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (REVIEWED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (REVIEWED)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   6
                     SIX MONTHS ENDED JUNE 30, 2000 (REVIEWED)
                     AND YEAR ENDED DECEMBER 31, 1999 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        7
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (REVIEWED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (REVIEWED)                        8

                  INDEPENDENT ACCOUNTANT'S REPORT                                             15

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                16


PART II.   OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                           19

        ITEM 2.   CHANGES IN SECURITIES                                                       19

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                              19

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         19

        ITEM 5.   OTHER INFORMATION                                                           19

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            19

                       PART  I  -  FINANCIAL  INFORMATION


PART  1  -  FINANCIAL  INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS


                       STATE OF FRANKLIN BANCSHARES, INC.

                 CONSOLIDATED  STATEMENTS OF FINANCIAL CONDITION


                                                                  JUNE 30,          DECEMBER 31,
                             ASSETS                           2000 -  REVIEWED     1999 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $        6,604,418     2,785,509
Federal Funds Sold                                                        2,333,000       308,000
Short-Term Interest Bearing Deposits                                        212,730       133,148
Investments - HTM
   (Estimated Market 2000 - $13,212,971 and 1999 - $13,301,184)          13,988,847    13,988,346
Investments - AFS                                                        22,334,258    21,440,591
Loans Held for Sale                                                         392,139       453,562
Loans and Leases Receivable                                             125,602,523   114,439,773
   Less: Allowance for Loan and Lease Losses                               (896,796)     (810,303)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                     124,705,727   113,629,470
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                          1,362,732     1,271,439
Land, Buildings & Equip at Cost Less Accum Depr
   of $745,613 in 2000 and $607,618 in 1999                               4,806,634     4,058,242
Prepaid Expense and Accounts Receivable                                     130,957        77,907
Investment in Service Bureau at Cost                                         15,000        15,000
Deferred Tax Assets                                                         699,873       599,503
FHLB Stock                                                                1,468,700     1,417,700
Other Real Estate Owned                                                     126,000             0
--------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $      179,181,015   160,178,417
==================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
==================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $        9,386,431     7,762,451
Interest-Bearing Deposits                                               132,751,508   124,475,175
Advances by Borrowers for Taxes and Insurance                               259,906       117,372
Accrued Interest on Deposits                                                158,533        95,734
Accounts Payable and Accrued Expenses                                       138,242       488,630
FHLB Short-Term Advances                                                 13,960,000     4,045,000
FHLB Long-Term Advances                                                   6,198,158     9,047,707
Deferred Gain on REO                                                         21,448        21,448
Notes Payable                                                               599,628       626,615
--------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $      163,473,854   146,680,132
--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                             1,465,512     1,301,519
Paid-in Capital                                                          14,251,461    12,243,730
Accumulated Other Comprehensive Income                                     (703,510)     (610,238)
                                                                              -
Retained Earnings                                                         1,893,320     1,189,889
  Less: Employee Stock Ownership                                         (1,199,622)     (626,615)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $       15,707,161    13,498,285
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $      179,181,015   160,178,417
==================================================================================================

                       See accompanying  notes  and  accountant's  report.

                       STATE OF FRANKLIN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                         THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------
INTEREST INCOME:                                     2000 - REVIEWED      1999 - REVIEWED
                                                    --------------------  ---------------
Interest and Fees on Loans                          $         2,634,856   1,915,139
Other Interest Income                                           645,148     587,942
------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                  3,280,004   2,503,081
------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                          1,739,024   1,384,986
Interest on Short-Term Debt                                      75,178           -
Interest on Long-Term Debt                                      176,887     124,331
Other Interest Expense                                                -           -
------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                 1,991,089   1,509,317
------------------------------------------------------------------------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS            1,288,915     993,764
PROVISION FOR LOAN LOSSES                                       (68,237)    (70,642)
------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS             1,220,678     923,122
------------------------------------------------------------------------------------

OTHER INCOME:

Other Fees and Service Charges                                   97,989      55,196
Net Gain on Loans Sold                                           22,538      18,137
Net Gain on Sale and Maturity of Securities                           -      12,724
Insurance Commission Income                                      13,299      12,060
Rental Income, Net                                               25,909      31,269
Other                                                                 -         (24)
------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                       159,735     129,362
------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                               384,123     306,873
Occupancy Expenses                                               60,757      56,360
Furniture and Equipment Expense                                  62,529      77,972
Advertising                                                      29,186      28,589
Data Processing Expense                                          92,185      65,973
Other                                                           176,741     198,044
------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                     805,521     733,811
------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX                                 574,892     318,673
PROVISION FOR INCOME TAXES                                     (199,547)   (102,967)
------------------------------------------------------------------------------------
       NET INCOME                                   $           375,345     215,706
====================================================================================

EARNINGS PER SHARE:
  BASIC                                             $              0.28        0.19
  DILUTED                                                          0.28        0.19
====================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                       1,319,526   1,126,149
  DILUTED                                                     1,355,734   1,138,830
====================================================================================


              See accompanying  notes  and  accountant's  report.

                       STATE OF FRANKLIN BANCSHARES, INC.
                       CONSOLIDATED  STATEMENTS OF INCOME


                                                         SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------
INTEREST INCOME:                                     2000 - REVIEWED      1999 - REVIEWED
                                                    --------------------  ---------------
Interest and Fees on Loans                          $         5,115,908   3,730,261
Other Interest Income                                         1,263,541     987,717
------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                  6,379,449   4,717,978
------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                          3,367,778   2,587,230
Interest on Short-Term Debt                                     155,296           -
Interest on Long-Term Debt                                      300,953     244,684
Other Interest Expense                                                -           -
------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                 3,824,027   2,831,914
------------------------------------------------------------------------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS            2,555,422   1,886,064
PROVISION FOR LOAN LOSSES                                      (125,175)   (119,146)
------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS             2,430,247   1,766,918
------------------------------------------------------------------------------------

OTHER INCOME:

Other Fees and Service Charges                                  188,006     105,445
Net Gain on Loans Sold                                           31,278      85,899
Net Gain on Sale and Maturity of Securities                           -      12,724
Insurance Commission Income                                      23,386      26,443
Rental Income, Net                                               40,933      59,154
Other                                                                 -           -

------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                       283,603     289,665
------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                               764,289     614,485
Occupancy Expenses                                              136,852     126,932
Furniture and Equipment Expense                                 132,395     130,037
Advertising                                                      43,614      64,217
Data Processing Expense                                         176,079     153,810
Other                                                           399,537     374,455
------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                   1,652,766   1,463,936
------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX                               1,061,084     592,647
PROVISION FOR INCOME TAXES                                     (357,653)   (197,868)
------------------------------------------------------------------------------------
       NET INCOME                                   $           703,431     394,779
====================================================================================

EARNINGS PER SHARE:
  BASIC                                             $              0.54        0.35
  DILUTED                                                          0.53        0.35
====================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                       1,295,363   1,125,012
  DILUTED                                                     1,331,571   1,136,479
====================================================================================

                 See accompanying notes and accountant's report.

                          STATE OF FRANKLIN BANCSHARES, INC.

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

  FOR SIX MONTHS ENDED JUNE 30, 2000 (REVIEWED) AND YEAR ENDED DECEMBER 31, 1999 (AUDITED)



                                                                                 Accumulated
                                                           Common                   Other                   Employee
                                              Common       Stock      Paid-In    Comprehensive   Retained    Stock
                                              Stock      Subscribed   Capital       Income       Earnings   Ownership     Total
                                          --------------  ---------  ----------  ------------  ---------  -----------  -----------
Balance at December 31, 1998                  1,180,152      6,996   10,905,359    39,820       102,792  (664,820)     11,570,299
                                                                                                                    --------------

Net Proceeds
  from Sale of Stock                            121,367     (6,996)   1,338,371        --            --        --       1,452,742
                                                                                                                    --------------
ESOP Shares Allocated                                --         --           --        --            --    38,205          38,205
                                                                                                                    --------------
Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Losses on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $339,205 Income Tax)               --         --           --  (658,456)            --       --    (    658,456)
      Less: Reclassification Adjustment
          (Net of $4,326 Income Tax)                 --         --           --     8,398             --       --           8,398
                                                                                                                    --------------

                                                                                                                     (    650,058)

  Net Income                                         --         --           --        --   1,087,097          --       1,087,097
                                                                                                                    --------------

        Total Comprehensive Income                   --         --           --        --          --          --         437,039
                                          --------------  ---------  ----------  ---------  ---------  -----------  --------------

Balance at December 31, 1999                  1,301,519         --   12,243,730  (610,238)  1,189,889    (626,615)     13,498,285
                                                                                                                    --------------

Net Proceeds
  from Sale of Stock                            163,993         --    2,007,731        --          --          --       2,171,724
                                                                                                                    --------------
ESOP Shares Allocated                                --         --           --        --          --      26,987          26,987
                                                                                                                    --------------
Additional ESOP Shares Issued                                                                            (599,994)       (599,994)
                                                                                                                    --------------
Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
           (Net of $48,049 Income Tax)               --         --           --   (93,272)         --          --         (93,272)

  Net Income                                         --         --           --        --     703,431          --         703,431
                                                                                                                    --------------
        Total Comprehensive Income                   --         --           --        --          --          --         610,159
                                          --------------  ---------  ----------  ---------  ---------  -----------  --------------
Balance at June 30, 2000                      1,465,512         --   14,251,461  (703,510)  1,893,320  (1,199,622)     15,707,161
                                          ==============  =========  ==========  =========  =========  ===========  ==============


                                          See accompanying notes and accountant's report.

                       STATE OF FRANKLIN BANCSHARES, INC.

                     CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                  -----------------------------------
                                                                                     2000 - REVIEWED   1999 - REVIEWED
                                                                                  -------------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net Income                                                                      $           703,431       394,779
  Items Not Affecting Cash:
    Depreciation                                                                              137,995       125,862
    (Increase) in Accrued Interest                                                            (91,293)     (478,092)
    Deferred Income Taxes (Benefit)                                                           (52,323)       42,872
    Provision for Loan and Lease Losses                                                       125,175       118,130
    (Increase) in Prepaid Expenses and Accounts Receivable                                    (53,049)      (54,012)
    (Increase) Decrease in Interest Payable                                                    62,799       (31,604)
    (Increase) Decrease in Accounts Payable and Accrued Expenses                             (350,388)       63,804
    Increase (Decrease) in Deferred Loan Fees, Net                                             33,104          (972)
    (Gain) on Sale of Investments                                                                   -       (12,724)
    Discount Accretion                                                                         (7,182)       (3,033)
    Earned ESOP Shares                                                                         26,988        35,335
    FHLB Stock Dividends                                                                      (51,000)      (26,300)
    Net Decrease in Loans Held for Sale                                                        61,423     1,190,587
--------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                               545,680     1,364,632
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Available-for-Sale Investments                                               (1,565,582)  (27,907,489)
  Proceeds from Sale of Available-for-Sale Investments                                        504,171             -
  Proceeds from Maturities of Available-for-Sale Investments                                        -     6,595,000
  Principal Payments on Mortgage Backed Securities - AFS                                            -        35,965
  (Increase) Decrease in Federal Funds Sold                                                (2,025,000)    2,617,000
  (Increase) Decrease in Short-Term Interest Bearing Deposits                                 (79,582)    5,000,000
  (Increase) in Loans Receivable, Net                                                     (11,327,432)  (13,129,550)
  Purchases of Premises and Equipment                                                        (886,387)      (85,239)
  Purchases of Federal Home Loan Bank Stock                                                         -      (870,700)
--------------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                               (15,379,812)  (27,745,013)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                                  9,900,313    26,546,797
  Net Increase in Advances by Borrowers for Taxes and Insurance                               142,534       116,366
  Issuance of Common Stock, Net                                                             2,171,724        35,576
  ESOP Shares Purchased                                                                      (599,994)            -
  Repayment of Debt                                                                           (26,987)      (35,335)
  Proceeds from FHLB Advances                                                               7,065,451             -
--------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                              18,653,041    26,663,404
--------------------------------------------------------------------------------------------------------------------
      NET INCREASE IN CASH                                                                  3,818,909       283,023
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                              2,785,509     2,507,173
--------------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                    $         6,604,418     2,790,196
====================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $           (93,272)       17,157
Acquisition of Real Estate Property through Foreclosure of Related Loans          $          (126,000)            -
====================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $           807,389             -
    Interest                                                                      $         3,761,228     1,356,638
====================================================================================================================

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


NOTE 2   BASIS OF PREPARATION
------- ----------------------

     The accompanying reviewed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q SB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the three months ended June 30, 2000 is not necessarily indicative of the results which may be expected for the entire year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1999.


NOTE 3  RECLASSIFICATIONS
------- -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the June 30, 2000 consolidated financial statements.


NOTE 4  LAND  BUILDINGS  AND  EQUIPMENT
------  -------------------------------

     The Savings Bank has purchased additional property near Kingsport, Tennessee in Sullivan County and will be constructing a fifth branch location scheduled for completion in November of the current year. Fixed assets at June 30, 2000, and December 31, 1999 are summarized as follows:

                                                                2000          1999
                                                            -----------   -----------
     Land                                                       850,000       850,000
     Construction  in  Process  - Colonial Heights Branch       753,644        25,000
     Buildings  and  Leasehold  Improvements                  2,298,899     2,271,821
     Furniture,  Fixtures  and  Equipment                     1,649,704     1,519,039
                                                            -----------   -----------
                                                              5,552,247     4,665,860
     Less:  Accumulated  Depreciation                           745,613       607,618
                                                            -----------   -----------
                                                              4,806,634     4,058,242
                                                            ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------     -----------------

     Loans receivable at June 30, 2000 and December 31, 1999, consist of the following:

                                                  2000              1999
                                              --------------   --------------
  First Mortgage Loans                           50,266,088       43,715,282
  Construction Loans                             27,183,740       23,525,380
  Consumer Loans                                 10,287,668        9,703,102
  Participation Loans, Net                          533,676          533,676
  Commercial Loans                               45,670,196       41,919,362
  Savings Account Loans                             346,694          248,964
  Credit Line Advances                              394,973          419,062
  Lease Finance                                   1,145,712          904,705
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           135,828,747      120,969,533
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process    ( 10,120,566)    (  6,457,206)
    Net Deferred Loan Origination Fees         (    105,657)    (     72,554)
    Accumulated General Loan Loss Allowance    (    896,796)    (    810,303)
                                             ---------------  ---------------

                                               ( 11,123,020)    (  7,340,063)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              124,705,727      113,629,470
                                             ===============  ===============

     An analysis of the allowance for loan and lease losses at June 30, 2000 and December 31, 1999 is as follows:

                                                  2000              1999
                                              --------------   --------------
    Balance - Beginning of Period                   810,303          630,324
    Provision for Loan and Lease Losses             125,175          181,429
    Loans and Leases Charged-Off                    (38,682)          (1,450)
    Charged-Off Loan and Lease Recoveries                --               --
                                              --------------   --------------

    Balance - End of Period                         896,796          810,303
                                              ==============   ==============


     The gross amount of participation loans serviced by State of Franklin Savings Bank was $1,067,240 at June 30, 2000 and also at December 31, 1999.

     The Bank had no non-performing loans at June 30, 2000 compared to $221,781 at December 31, 1999.

NOTE  6     FEDERAL  REGULATION
-------     -------------------

     The capital ratios for State of Franklin Savings Bank are as follows:


                                                   For Capital
                                                    Adequacy
                                                    Purposes
                                                 And To Be Well
                                               Capitalized  Under
                                                Prompt Corrective
                                  Actual        Action Provision
                              ----------------  ---------------
In  Thousands  (Reviewed)     Amount    Ratio   Amount    Ratio
---------------------------   ----------------  ---------------
As  of  June  30,  2000:
     Total  Risk-Based  Capital
    (to Risk-Weighted Assets)   15,569  14.02%  >=11,021  10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)   14,527  13.08%   >=6,661   6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)  14,527   8.60%   >=8,446   5.0%



As of December 31, 1999:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)   13,303  13.12%  >=10,140  10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)   12,222  12.05%   >=6,084   6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)  12,222   7.91%   >=7,730   5.0%



The  capital  ratios  for  State  of  Franklin  Bancshares, Inc. are as follows:
For  Capital

                                                   For Capital
                                                    Adequacy
                                                    Purposes
                                                 And To Be Well
                                               Capitalized  Under
                                                Prompt Corrective
                                  Actual        Action Provision
                              ----------------  ---------------
In  Thousands  (Reviewed)     Amount    Ratio   Amount    Ratio
---------------------------   ----------------  ---------------
As  of  June  30,  2000:
     Total  Risk-Based  Capital
    (to Risk-Weighted Assets)   17,307  15.53%  >=11,144  10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)   16,411  14.73%   >=6,687   6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)  16,411   9.63%   >=8,524   5.0%



As of December 31, 1999:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)   14,919  14.66%  >=10,176  10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)   14,109  13.86%   >=6,106   6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)  14,109   9.09%   >=7,769   5.0%

NOTE  7     EMPLOYEE  AND  DIRECTOR  BENEFIT  PLANS
-------     ---------------------------------------

     EMPLOYEE  STOCK  OWNERSHIP  PLAN

     The Company has an employee stock ownership plan (ESOP) for those employees who meet the eligibility requirements of the plan. During 2000 the ESOP purchased 44,444 additional shares at $13.50 with financing by a loan from the Company.

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

                                       June  30,  December  31,
                                           2000     1999
                                       ---------  ---------
      Number  of  Shares
        Released  and  Allocated          26,431     16,054
        Committed  to  be  Released        1,999      5,188
        Suspense                         102,312     59,804

      Fair  Value
        Released  and  Allocated         356,819    216,729
        Committed  to  be  Released       26,986     70,038
        Suspense                       1,381,212    807,354


     Contributions to the ESOP are as follows:

                                       June  30,  December  31,
                                           2000     1999
                                       ---------  ---------
      Compensation  Expense               90,000    127,272
      Contributions                       90,000    127,272

     For the purpose of computing earnings per share, all ESOP shares committed to be released will be considered outstanding.

     STOCK  OPTION  PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options  Granted  -  Outside  Directors     January  1,  2000      55,564    24,993     $10.45
     Options  Granted  -  Management             January  1,  2000     145,128    56,652     $11.00
                                                 During  2000           68,546      --       $13.50
     Options  Exercised                                                   (554)     --       $10.00
     Options  Expired  -  Outside  Directors                            (4,997)     --       $10.00
                                                                     ---------    ------
     Options  Outstanding - June 30, 2000                              263,687    81,645     $11.56
                                                                       =======    ======

NOTE  8        DEPOSITS
-------        --------

     Deposit  balances  are  summarized  as  follows:

                                                June  30,  2000                   December  31,  1999
                                    -----------------------------------  --------------------------------
                                        Rate     Amount       Percent     Rate      Amount     Percent
                                    ---------  ----------  ------------  ------  ----------  -----------
  Passbook                                4.72  20,851,712        14.67    4.85  43,579,494        32.96

  Interest-Free Checking                    --   9,386,431         6.60      --   7,762,451         5.87

  NOW                                     2.00   7,058,685         4.97    1.99   6,285,555         4.75

  Money Market Deposit                    5.29  22,640,106        15.93    4.48  13,790,665        10.43
                                                ----------  -----------          ----------  -----------

                                                59,936,934       42.17           71,418,165        54.01
                                                ----------  -----------          ----------  -----------
  Fixed Term Certificate Accounts
    Balances $100,000 or greater          6.05  20,035,468        14.10    5.65  14,620,826        11.06
    Balances less than $100,000           5.91  62,165,537        43.74    5.12  46,198,635        34.93
                                                ----------  -----------          ----------  -----------

                                                82,201,005       57.83           60,819,461        45.99
                                                ----------  -----------          ----------  -----------

                                               142,137,939      100.00          132,237,626       100.00
                                                ==========  ===========          ==========  ===========

The contractual maturity of certificate accounts at June 30, 2000 and December 31, 1999, is as follows:

        Period  Ending  June  30,  2000       Year Ending December 31, 1999
        -------------------------------       ------------------------------
            2001          66,772,139                2000          42,805,186
            2002          12,976,530                2001           5,447,698
            2003           1,994,728                2002          11,749,728
            2004             457,607                2003             789,631
            2005 and After        --                2004 and After    27,218
                          ----------                              ----------
                          82,201,005                              60,819,461
                          ==========                              ==========

NOTE  9     SHORT-TERM  BORROWINGS
-------     ----------------------

     Short-term advances from the Federal Home Loan Bank are summarized as follows for the periods ended June 30, 2000 and
     December  31,  1999:

                                                 2000                    1999
                                              ----------              ---------

     Cash Management (Rate Floats Daily)      13,960,000              4,045,000

     Weighted  Average  Rate                     6.76%                   5.49%

NOTE  10     INVESTMENT  SECURITIES
--------     ----------------------

     The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at June 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

     June  30,  2000:
     ---------------

                                                        Gross       Gross      Estimated
                                              Amortized Unrealized  Unrealized Market
                                                Cost      Gains     Losses     Value.
                                               --------  -------  ---------  -----------
     Available-for-Sale:
          United  States  Government
            Agency  Securities  Maturing:
               After  one  year
                 but within five years          997,932       --     38,338      959,594
               After  five  years
                 but  within  ten  years     16,774,201       --    826,617   16,947,584
               Over  ten  years
                 but  within  fifteen  years  2,993,473       --    200,969    2,792,504
          Equity  Securities
               Callable  after  five  years
                 but  within ten years        1,000,000       --         --    1,000,000
          Other
               Within  one  year              1,634,576       --         --    1,634,576
                                              ---------  -------  ---------  -----------
                  Total Available-for-Sale   23,400,182       --  1,065,924   22,334,258
                                             ==========  =======  =========  ===========

     Held-to-Maturity:
          United  States  Government
            Agency  Securities  Maturing:
               After  one  year
                 but  within  five  years     1,000,000       --     30,277      969,723
               After  five  years
                 but  within  ten  years     12,988,847       --    745,598   12,243,249
                                              ---------  -------  ---------  -----------
                    Total  Held-to-Maturity  13,988,847       --    775,875   13,212,972
                                              =========  =======  =========  ===========


NOTE  11     EARNINGS  PER  SHARE
--------     --------------------

     Earnings per share for quarter ended June 30, 2000, compared with quarter ended June 30, 1999, is as follows:

                                                   June  30,
                                                2000      1999
                                             ---------  ---------
Net Income Available to Common Shareholders    375,345    215,706
                                             =========  =========
Average Shares
  Average Shares - Basic                     1,319,526  1,126,149
  Effect of Dilutive Common Stock Options       36,208     12,681
                                             ---------  ---------

  Average Shares - Diluted                   1,355,734  1,138,830
                                             =========  =========

Basic Earnings Per Share                          0.28       0.19
                                             =========  =========

Diluted Earnings Per Share                        0.28       0.19
                                             =========  =========

     Earnings per share for six months ended June 30, 2000, compared with six months ended June 30, 1999, is as follows:

                                                   June  30,
                                                 2000      1999
                                             ---------  ---------
Net Income Available to Common Shareholders    703,431    394,779
                                             =========  =========
Average Shares
  Average Shares - Basic                     1,295,363  1,125,012
  Effect of Dilutive Common Stock Options       36,208     11,467
                                             ---------  ---------
  Average Shares - Diluted                   1,331,571  1,136,479
                                             =========  =========
Basic Earnings Per Share                          0.54       0.35
                                             =========  =========
Diluted Earnings Per Share                        0.53       0.35
                                             =========  =========

                       BAYLOR  AND  BACKUS

D.G. LEONARD, CPA          CERTIFIED PUBLIC ACCOUNTANTS           E.N. BACKUS, CPA  (1907-1971)
R.F. VANHOY, CPA              2112 NORTH ROAN STREET              T.E. HULSE, CPA  (1927-1975)
      -----            FIRST TENNESSEE BUILDING, EIGHTH FLOOR     E.R. BAYLOR, CPA  (1894-1982)
T.S. JOHNSON, CPA          JOHNSON CITY, TENNESSEE 37605          W.E. MORELOCK, CPA  (1927-1985)
C.J. STAMPFLI, CPA                (423) 282-9000                  H.L. SIENKNECHT, CPA  (1917-1990)

To  the  Board  of  Directors
State  of  Franklin  Bancshares,  Inc.
P.  O.  Box  940
Johnson  City,  Tennessee  37605


We have reviewed the accompanying consolidated statement of financial condition of State of Franklin Bancshares, Inc. and subsidiaries as of June 30, 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the periods ended June 30, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of State of Franklin Bancshares, Inc.

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


BAYLOR  AND  BACKUS
Certified  Public  Accountants

Johnson  City,  Tennessee

August  8,  2000




MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS  TENNESSEE SOCIETY
                         OF CERTIFIED PUBLIC ACCOUNTANTS

ITEM  NO.  2   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
------------   -----------------------------------------------------------------
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


     BALANCE  SHEET  REVIEW
     ----------------------

     At June 30, 2000, assets of State of Franklin Bancshares, Inc. totaled $179.2 million reflecting an increase of $19.0 million or 12% since December 31, 1999. The growth in assets has been funded primarily by an $9.9 million increase in deposits, a $7.1 million increase in Federal Home Loan Bank advances, and a $2.2 million increase in stockholders' equity.


     LOANS
     -----

     Loans outstanding totaled $125.6 million at June 30, 2000. This represented an increase of 9.8% from the December 31, 1999 outstanding loans of $114.4 million.

     Commercial loans increased $3.8 million at June 30, 2000, an increase of 9.0% from $41.9 million at December 31, 1999. Real estate construction lending totaled $27.2 million compared with $23.5 million at December 31, 1999, reflecting an increase of $3.7 million or 15.6%. Consumer loans of $10.3 million at June 30, 2000 increased $585,000 or 6.0% from $9.7 million at December 31, 1999. During the first six months of 2000, first mortgage residential loans increased $6.6 million or 15% to $50.3 million at June 30, 2000. The loan portfolio mix at June 30, 2000 consists of 37% residential mortgages, 34% commercial, 20% real estate construction, and 9% consumer loans.

     INVESTMENT  SECURITIES
     ----------------------

     Investment securities totaled $36.3 million at June 30, 2000. The majority of the holdings are backed by U. S. Government or Federal Agency guarantees limiting the credit risk associated with these securities. At June 30, 2000, approximately $22.3 million of investment securities were held as available-for-sale compared to $21.4 million at December 31, 1999. Investments held-to-maturity remained unchanged at $14 million.

     NON-PERFORMING  ASSETS
     ----------------------

     The bank had no non-performing assets or nonaccrual loans at June 30, 2000 compared with $221,781 at December 31, 1999. The allowance for possible loan losses was $896,796 at June 30, 2000 compared with $810,303 at year end 1999. Management believes the allowance for possible loan losses is adequate to provide for potential loan losses.

     DEPOSITS
     --------

     Total deposits at June 30, 2000 of $142.1 million, represented an increase of $9.9 million or a 7.5% increase from $132.2 million at December 31, 1999. Non-interest bearing demand deposits totaled $9.4 million at June 30, 2000, an increase of $1.6 million from December 31, 1999. Interest bearing deposits increased $8.3 million to $132.8 million at June 30, 2000.

     CAPITAL
     -------

     Equity capital for the Savings Bank at June 30, 2000 was $14 million. At June 30, 2000, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 13.08%, 14.02% and 8.60%, respectively.

     On October 4, 1999, the Company filed a registration statement on Form SB-1 with the SEC for the purpose of offering up to 555,555 shares of its common stock at a per share price of $13.50. This offering became effective November 12, 1999. At December 31, 1999, 111,092 shares had been sold with proceeds totaling $1.5 million. At June 30, 2000, closing date of the offering, 275,085 total shares have been sold, generating $3.7 million in additional capital. Equity capital for the Company at June 30, 2000, was $15.7 million.

     LIQUIDITY
     ---------

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and a line of credit with the Federal Home Loan Bank of Cincinnati totaling $25 million at June 30, 2000.


     EARNINGS  REVIEW
     ----------------

     The Company had net income of $375,345 for the three months ending June 30, 2000, compared with $215,706 for the same period last year, resulting in an increase of 74%. For the six month period ending June 30, 2000, net income was $703,431 compared with $394,779 the first six months of 1999 reflecting an increase of 78%. Net income per diluted share was $0.53 compared to earnings per share of $0.35 for the first six months ending June 30, 1999. Return on average assets was .83% and the return on average equity was 10.77% for the six month period ended June 30, 2000, compared with .60% and 6.81%, respectively, for the same period in 1999.

     Noninterest income declined $6,062, or 2%, during the six months ended June 30, 2000, compared the same period last year due to several factors. Gain on loans sold declined $54,621 due to a decline in income generated by loans sold in the secondary market. Recent increases in interest rates have slowed the demand for secondary market loans and temporarily eliminated the refinance market. Insurance commission income, rental income, and gains on security sales also declined in the six months ended June 31, 2000, compared with the same period a year ago. Partially offsetting the declines was an increase in service charges and fees on deposit accounts. Noninterest expense was $1.7 million for the six months ending June 30, 2000, an increase of 13% over the 1999 period, primarily resulting from increased salaries and benefits, furniture and equipment expense, and other general operating expenses.

     NET  INTEREST  INCOME
     ---------------------

     Interest income and interest expense both increased from 1999 to 2000 resulting primarily from the increases in both earning assets and interest bearing liabilities. Net interest income of $2.6 million for the six months ending June 30, 2000 reflects an increase of $669,358 or 36% over the same period a year ago. For the six months ending June 30, 2000, average earning assets increased $34.7 million or 28% while average interest bearing liabilities increased $31.7 million, also 28%, compared with the same period in 1999. Average earning asset yield increased 36 basis points to 8.06% while the cost on interest bearing liabilities increased 7 basis points. Consequently, the net interest margin based on average earning assets increased to 3.23% for the six months ending June 30, 2000 compared with 3.08% for the same period in 1999.

     PROVISION  FOR  LOAN  LOSSES
     ----------------------------

     During the six months ended June 30, 2000, the provision for possible loan losses was $125,175 compared with $119,146 for the same period last year. Loan charge-offs for the six months ended June 30, 2000, were $38,682 compared with $1,016 during the same period in 1999. The allowance for possible loan losses represented .71% of total loans, net of mortgage loans held-for-sale, at June 30, 2000, compared to .76% at June 30, 1999. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

     PROVISION  FOR  INCOME  TAXES
     -----------------------------

     For the six months ended June 30, 2000, the provision for federal and state income taxes was $357,653, an increase of $159,785 from 1999, primarily due to the increase in income before income taxes.

     NONINTEREST  INCOME
     -------------------

     The Company's noninterest income was $283,603 during the six months ended June 30, 2000, a decline of $6,062 or 2% from the comparable 1999 period. The decline was attributable to declines in net gains on loans sold, net gain on sale of securities, insurance commissions, and rental income of $54,621, $12,724, $3,057, and $18,221, respectively, which were partially offset by an increase in other fees and service charges of $82,561.

     NONINTEREST  EXPENSE
     --------------------

     Noninterest expense totaled $805,521 for the three month period ending June 30, 2000, an increase of $71,710 or 10%. For the six month period ending June 30, 2000, noninterest expense was up $188,830 or 32% over the same period in 1999. The increases were a result primarily of growth in the organization. Compensation and related benefits, data processing expense, and other operating expenses, which include postage, printing and supplies, and telephone expense, reflect the growth in the customer base and the general increased size of the organization.

PART II --   OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     None

ITEM  2.     CHANGES  IN  SECURITIES

     On October 4, 1999, the Company filed a registration statement on Form SB-1 with the SEC for the purpose of offering up to 555,555 shares of its common stock at a per share price of $13.50. This offering became effective November 12, 1999. At December 31, 1999, 111,092 shares had been sold with proceeds totaling $1.5 million. At June 30, 2000, closing date of the offering, 275,085 total shares have been sold, generating $3.7 million in additional capital. Equity capital for the Company at June 30, 2000, was $15.7 million.

ITEM  3.     DEFAULT  UPON  SENIOR  SECURITIES

     None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Annual Meeting on April 25, 2000, the shareholders voted on the following proposals with the results as indicated:

     1. Elected  three of its current  directors to continue in office until the
     2003  annual  meeting  of  shareholders.   Current   directors  elected  to
     three-year terms were as follows:

                                         FOR     WITHHOLD  AUTHORITY     ABSTAIN
                                        ----------------------------------------
       Charles E. Allen, Sr., M.D.       835,439        1,500              500
       Donald R. Jeans                   835,439        1,500              500
       Richard S. Venable                835,439        1,500              500

     Directors continuing to serve include:

     Charles E. Allen, Jr.       Randal R. Greene        Vance W. Cheek
     Kenneth E. Cutshall, M.D.   Stephen K. Gross        Verrill M. Norwood, Jr.
     Cameron Perry               Henry J. Williams, M.D.

     2. Ratified the appointment of Baylor & Backus as the Company's independent accountants and auditors for 1999 as follows:

       FOR              AGAINST             ABSTAIN            BROKER NON-VOTES
     ---------------------------------------------------------------------------
     824,858            1,900               10,681                    0


ITEM  5.     OTHER  INFORMATION

     None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

             a)  27    Financial  Data  Schedule  (for  SEC  use  only)
             b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      STATE  OF  FRANKLIN  BANCSHARES,  INC.
                                      --------------------------------------
                                                 (Registrant)


      August  10, 2000                 / s /  Randal R. Greene
---------------------------           -------------------------
          (Date)                       Randal R. Greene,  President


      August  10, 2000                / s /  Charles E. Allen,  Jr.
---------------------------         -------------------------
          (Date) Charles E. Allen, Jr., Chairman of the Board and Chief Financial Officer

                                      (Principal  Executive,
                                       Financial  and  Accounting Officer)