Form 10QSB
period 2000-09-30
STATE OF FRANKLIN BANCSHARES INC
filed 2000-11-08
CIK 1066626

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2000
                                                ------------------

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

                             YES      X          NO
                                    ----

                                    1,465,512
                   ------------------------------------------
   (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF SEPTEMBER 30, 2000)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES          NO    X
                                               ----

                             STATE OF FRANKLIN BANCSHARES, INC

                                          INDEX
                                          -----

PART I.        FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                                   PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     SEPTEMBER 30, 2000 (REVIEWED) AND DECEMBER 31, 1999 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                        4 - 5
                     THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (REVIEWED)
                     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (REVIEWED)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   6
                     NINE MONTHS ENDED SEPTEMBER 30, 2000 (REVIEWED)
                     AND YEAR ENDED DECEMBER 31, 1999 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        7
                     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (REVIEWED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (REVIEWED)                        8

                  INDEPENDENT ACCOUNTANT'S REPORT                                             15

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                16


PART II.   OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                           18

        ITEM 2.   CHANGES IN SECURITIES                                                       18

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                              18

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         18

        ITEM 5.   OTHER INFORMATION                                                           18

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            18

PART 1  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             STATE OF FRANKLIN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                SEPTEMBER 30,       DECEMBER 31,
                             ASSETS                           2000 -  REVIEWED     1999 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   4,345,227          2,785,509
Federal Funds Sold                                                     365,000            308,000
Short-Term Interest Bearing Deposits                                   128,274            133,148
Investments - HTM
   (Estimated Market 2000 - $13,382,537 and 1999 - $13,301,184)     13,989,295         13,988,346
Investments - AFS                                                   32,213,144         21,440,591
Loans Held for Sale                                                    145,825            453,562
Loans and Leases Receivable                                        133,138,565        114,439,773
   Less: Allowance for Loan and Lease Losses                          (953,887)          (810,303)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                132,184,678        113,629,470
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,389,768          1,271,439
Land, Buildings & Equip at Cost Less Accum Depr
   of $814,610 in 2000 and $607,618 in 1999                          5,035,955          4,058,242
Prepaid Expense and Accounts Receivable                                113,764             77,907
Investment in Service Bureau at Cost                                    15,000             15,000
Deferred Tax Assets                                                    618,958            599,503
FHLB Stock                                                           1,496,300          1,417,700
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 192,041,188        160,178,417
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $   9,820,147          7,762,451
Interest-Bearing Deposits                                          141,209,219        124,475,175
Advances by Borrowers for Taxes and Insurance                          338,082            117,372
Accrued Interest on Deposits                                           193,568             95,734
Accounts Payable and Accrued Expenses                                  174,396            488,630
FHLB Short-Term Advances                                            17,185,000          4,045,000
FHLB Long-Term Advances                                              6,248,078          9,047,707
Deferred Gain on REO                                                    21,448             21,448
Notes Payable                                                          585,817            626,615
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 175,775,755        146,680,132
-------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,301,519
Paid-in Capital                                                     14,251,461         12,243,730
Accumulated Other Comprehensive Income                                (555,340)          (610,238)
Retained Earnings                                                    2,289,611          1,189,889
  Less: Employee Stock Ownership                                    (1,185,811)          (626,615)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  16,265,433         13,498,285
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 192,041,188        160,178,417
=================================================================================================

                         See accompanying notes and accountant's report.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------
INTEREST INCOME:                                       2000 - REVIEWED   1999 - REVIEWED
                                                      -----------------  ---------------
Interest and Fees on Loans                             $     2,838,658         2,147,155
Other Interest Income                                          765,213           596,621
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 3,603,871         2,743,776
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         1,941,376         1,487,732
Interest on Short-Term Debt                                     51,193                 -
Interest on Long-Term Debt                                     284,620           123,182
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                2,277,189         1,610,914
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           1,326,682         1,132,862
PROVISION FOR LOAN LOSSES                                      (68,811)          (70,361)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            1,257,871         1,062,501
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                  97,410            71,424
Net Gain on Loans Sold                                           8,928             9,199
Insurance Commission Income                                     10,316             6,354
Rental Income, Net                                              31,329            29,838
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      147,983           116,815
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              399,812           326,467
Occupancy Expenses                                              59,419            60,549
Furniture and Equipment Expense                                 64,843            62,286
Advertising                                                     21,193            35,393
Data Processing Expense                                         91,005            87,492
Other                                                          182,782           193,778
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                    819,054           765,965
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                586,800           413,351
PROVISION FOR INCOME TAXES                                    (190,509)         (160,925)
----------------------------------------------------------------------------------------
       NET INCOME                                      $       396,291           252,426
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          0.29              0.22
  DILUTED                                                         0.28              0.22
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,363,784         1,131,803
  DILUTED                                                    1,406,615         1,138,786
========================================================================================


                See accompanying notes and accountant's report.

                       STATE OF FRANKLIN BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------
INTEREST INCOME:                                       2000 - REVIEWED   1999 - REVIEWED
                                                      -----------------  ---------------
Interest and Fees on Loans                            $      7,954,566         5,877,416
Other Interest Income                                        2,028,755         1,584,338
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 9,983,321         7,461,754
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         5,309,154         4,074,962
Interest on Short-Term Debt                                    206,489                 -
Interest on Long-Term Debt                                     585,574           367,866
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                6,101,217         4,442,828
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           3,882,104         3,018,926
PROVISION FOR LOAN LOSSES                                     (193,986)         (189,507)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            3,688,118         2,829,419
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 285,416           176,869
Net Gain on Loans Sold                                          40,206            95,098
Net Gain on Sale and Maturity of Securities                          -            12,724
Insurance Commission Income                                     33,702            32,796
Rental Income, Net                                              72,262            88,992
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      431,586           406,479
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                            1,164,101           940,952
Occupancy Expenses                                             196,270           187,481
Furniture and Equipment Expense                                197,238           192,323
Advertising                                                     64,807            99,610
Data Processing Expense                                        267,084           241,302
Other                                                          582,320           568,233
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  2,471,820         2,229,901
----------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX                              1,647,884         1,005,997
PROVISION FOR INCOME TAXES                                    (548,162)         (358,793)
----------------------------------------------------------------------------------------
       NET INCOME                                      $     1,099,722           647,204

========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          0.83              0.58
  DILUTED                                                         0.81              0.57
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,318,337         1,124,931
  DILUTED                                                    1,361,168         1,129,607
========================================================================================


                    See accompanying notes and accountant's report.



                                               STATE OF FRANKLIN BANCSHARES, INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 (REVIEWED) AND YEAR ENDED DECEMBER 31, 1999 (AUDITED)



                                                                               ACCUMULATED
                                                      COMMON                     OTHER                   EMPLOYEE
                                         COMMON       STOCK       PAID-IN    COMPREHENSIVE   RETAINED     STOCK
                                         STOCK      SUBSCRIBED    CAPITAL        INCOME      EARNINGS    OWNERSHIP      TOTAL
                                      ------------  -----------  ----------  --------------  ---------  -----------  -----------
BALANCE AT DECEMBER 31, 1998            1,180,152        6,996   10,905,359         39,820     102,792    (664,820)  11,570,299
                                                                                                                     -----------
NET PROCEEDS
  FROM SALE OF STOCK                      121,367       (6,996)   1,338,371             --          --          --    1,452,742
                                                                                                                     -----------
ESOP SHARES ALLOCATED                          --           --           --             --          --      38,205       38,205
                                                                                                                     -----------
COMPREHENSIVE INCOME
  OTHER COMPREHENSIVE INCOME,
    NET OF TAX:
    UNREALIZED LOSSES ON SECURITIES
      AVAILABLE-FOR-SALE:
      UNREALIZED HOLDING LOSSES
        ARISING DURING THE PERIOD
          (NET OF $339,205 INCOME TAX)         --           --           --       (658,456)         --          --     (658,456)
      LESS: RECLASSIFICATION ADJUSTMENT
          (NET OF $4,326 INCOME TAX)           --           --           --          8,398          --          --        8,398
                                                                                                                     -----------
                                                                                                                       (650,058)
  NET INCOME                                   --           --           --             --   1,087,097          --    1,087,097
                                                                                                                     -----------
          TOTAL COMPREHENSIVE INCOME           --           --           --             --          --          --      437,039
                                      ------------  -----------  ----------  --------------  ---------  -----------  -----------
BALANCE AT DECEMBER 31, 1999            1,301,519           --   12,243,730       (610,238)  1,189,889    (626,615)  13,498,285
                                                                                                                     -----------
NET PROCEEDS
  FROM SALE OF STOCK                      163,993           --    2,007,731             --          --          --    2,171,724
                                                                                                                     -----------
ESOP SHARES ALLOCATED                          --           --           --             --          --      40,798       40,798
                                                                                                                     -----------
ADDITIONAL ESOP SHARES ISSUED                                                                             (599,994)    (599,994)
                                                                                                                     -----------
COMPREHENSIVE INCOME
  OTHER COMPREHENSIVE INCOME,
    NET OF TAX:
    UNREALIZED GAINS ON SECURITIES
      AVAILABLE-FOR-SALE:
      UNREALIZED HOLDING GAINS
        ARISING DURING THE PERIOD
          (NET OF $28,281 INCOME TAX)          --           --           --         54,898          --          --       54,898

  NET INCOME                                   --           --           --             --   1,099,722          --    1,099,722
                                                                                                                     -----------
        TOTAL COMPREHENSIVE INCOME             --           --           --             --          --          --    1,154,620
                                      ------------  -----------  ----------  --------------  ---------  -----------  -----------
BALANCE AT SEPTEMBER 30, 2000           1,465,512           --   14,251,461       (555,340)  2,289,611  (1,185,811)  16,265,433
                                      ============  ===========  ==========  ==============  =========  ===========  ===========


                               See accompanying notes and accountant's report.

                                          STATE OF FRANKLIN BANCSHARES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -----------------------------------
                                                                               2000 - REVIEWED    1999 - REVIEWED
                                                                              -----------------  ----------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net Income                                                                   $      1,099,722          647,204
  Items Not Affecting Cash:
    Depreciation                                                                        206,992          188,739
    (Increase) in Accrued Interest                                                     (118,329)        (451,811)
    Deferred Income Taxes (Benefit)                                                     (47,737)          84,692
    Provision for Loan and Lease Losses                                                 193,986          189,507
    (Increase) in Prepaid Expenses and Accounts Receivable                              (35,857)         (49,163)
    Increase (Decrease) in Interest Payable                                              97,834          (18,648)
    Increase (Decrease) in Accounts Payable and Accrued Expenses                       (314,234)         181,060
    Increase in Deferred Loan Fees, Net                                                  48,068            7,344
    Discount Accretion                                                                  (28,499)          (3,033)
    Earned ESOP Shares                                                                   40,799           48,143
    FHLB Stock Dividends                                                                (78,600)         (51,300)
    Net Decrease in Loans Held for Sale                                                 307,737        1,369,326
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,371,882        2,142,060
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                                    -      (16,536,456)
  Purchase of Available-for-Sale Investments                                        (11,165,995)     (12,986,406)
  Proceeds from Sale of Available-for-Sale Investments                                  504,171            9,662
  Proceeds from Maturities of Available-for-Sale Investments                                  -        6,595,000
  Principal Payments on Mortgage Backed Securities - AFS                                      -           35,965
  (Increase) Decrease in Federal Funds Sold                                             (57,000)       5,057,000
  Decrease in Short-Term Interest Bearing Deposits                                        4,874        5,000,000
  (Increase) in Loans Receivable, Net                                               (18,797,262)     (21,355,702)
  Purchases of Premises and Equipment                                                (1,184,705)        (115,036)
  Purchases of Federal Home Loan Bank Stock                                                   -         (870,700)
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                         (30,695,917)     (35,166,673)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                           18,791,740       33,670,766
  Net Increase in Advances by Borrowers for Taxes and Insurance                         220,710          194,371
  Issuance of Common Stock, Net                                                       2,171,724           33,491
  ESOP Shares Purchased                                                                (599,994)               -
  Repayment of Debt                                                                     (40,798)         (48,143)
  Proceeds from FHLB Advances                                                        10,340,371           48,000
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        30,883,753       33,898,485
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE IN CASH                                                            1,559,718          873,872
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        2,785,509        2,507,173
-----------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                    $   4,345,227        3,381,045
=================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $      54,898         (486,074)
=================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $     992,389                -
    Interest                                                                      $   6,003,383        4,461,475
=================================================================================================================

                             See accompanying notes and accountant's report.

STATE OF FRANKLIN BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - REVIEWED

NOTE 1  INCORPORATION AND OPERATIONS
------  ----------------------------

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


NOTE 2  BASIS OF PREPARATION
------  --------------------

     The accompanying reviewed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q SB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the nine months ended September 30, 2000 is not necessarily indicative of the results which may be expected for the entire year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 1999.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the September 30, 2000 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
------  ----------------------------

     The Savings Bank has purchased additional property near Kingsport, Tennessee in Sullivan County and is in the process of constructing a fifth branch location that will open in November of the current year. Fixed assets at September 30, 2000, and December 31, 1999 are summarized as follows:

                                                                2000          1999
                                                           ------------  ------------
     Land                                                       850,000       850,000
     Construction in Process - Colonial Heights Branch          753,644        25,000
     Buildings and Leasehold Improvements                     2,542,903     2,271,821
     Furniture, Fixtures and Equipment                        1,704,018     1,519,039
                                                            -----------   -----------
                                                              5,850,565     4,665,860
     Less:  Accumulated Depreciation                            814,610       607,618
                                                            -----------   -----------
                                                              5,035,955     4,058,242
                                                            ===========   ===========

NOTE  5  LOANS  RECEIVABLE
-------  -----------------

     Loans receivable at September 30, 2000 and December 31, 1999, consist of the following:


                                                  2000              1999
                                              --------------   --------------

  First Mortgage Loans                           54,252,566       43,715,282
  Construction Loans                             27,193,063       23,525,380
  Consumer Loans                                 10,156,901        9,703,102
  Participation Loans, Net                          533,676          533,676
  Commercial Loans                               48,926,360       41,919,362
  Savings Account Loans                             269,078          248,964
  Credit Line Advances                              445,985          419,062
  Lease Finance                                   1,407,185          904,705
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           143,184,815      120,969,533
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process    (  9,925,628)    (  6,457,206)
    Net Deferred Loan Origination Fees         (    120,622)    (     72,554)
    Accumulated General Loan Loss Allowance    (    953,887)    (    810,303)
                                             ---------------  ---------------
                                               ( 11,000,137)    (  7,340,063)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              132,184,678      113,629,470
                                             ===============  ===============


     An analysis of the allowance for loan and lease losses at September 30, 2000 and December 31, 1999 is as follows:


                                                  2000              1999
                                              --------------   --------------

    Balance - Beginning of Period                   810,303          630,324
    Provision for Loan and Lease Losses             193,986          181,429
    Loans and Leases Charged-Off                    (50,402)          (1,450)
    Charged-Off Loan and Lease Recoveries                --               --
                                              --------------   --------------

    Balance - End of Period                         953,887          810,303
                                              ==============   ==============


     The gross amount of participation loans serviced by State of Franklin Savings Bank was $1,067,240 at September 30, 2000 and also at December 31, 1999.

     The Bank had no non-performing loans at September 30, 2000 compared to $221,781 at December 31, 1999.

NOTE  6  FEDERAL  REGULATION
-------  -------------------

     The capital ratios for State of Franklin Savings Bank are as follows:

                                                            For Capital
                                                             Adequacy
                                                             Purposes
                                                          And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands  (Reviewed)             Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of September 30, 2000:
     Total Risk-Based Capital
    (to Risk-Weighted Assets)        15,966   13.09%    >=12,972   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        14,936   12.25%     >=7,318    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       14,936    8.22%     >=9,084    5.0%

As of December 31, 1999:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        13,303   13.12%    >=10,140   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        12,222   12.05%     >=6,084    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       12,222    7.91%     >=7,730    5.0%


The capital ratios for State of Franklin Bancshares, Inc. are as follows:


                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  -----------------
In Thousands  (Reviewed)             Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------

As of September 30, 2000:
     Total Risk-Based Capital
    (to Risk-Weighted Assets)        17,775    14.50%  >=12,255    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        16,821    13.73%   >=7,353     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       16,821     9.23%   >=9,107     5.0%

As of December 31, 1999:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        14,919    14.66%  >=10,176    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        14,109    13.86%   >=6,106     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       14,109     9.09%   >=7,769     5.0%

NOTE 7  EMPLOYEE AND DIRECTOR BENEFIT PLANS
------  -----------------------------------

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

                                       September 30,   December 31,
                                           2000           1999
                                       -------------  -------------
      Number of Shares
        Released and Allocated               26,431         16,054
        Committed to be Released              2,985          5,188
        Suspense                            101,326         59,804

      Fair Value
        Released and Allocated              356,819        216,729
        Committed to be Released             40,298         70,038
        Suspense                          1,367,901        807,354


     Contributions to the ESOP are as follows:

                                       September 30,   December 31,
                                           2000           1999
                                       -------------  -------------
      Compensation Expense                  138,000        127,272
      Contributions                         138,000        127,272

     For the purpose of computing earnings per share, all ESOP shares committed to be released will be considered outstanding.

     STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2000        55,564    24,993     $10.45
     Options Granted - Management                January 1, 2000       145,128    56,652     $11.00
                                                 During 2000            68,546      --       $13.50
     Options Exercised                                                    (554)     --       $10.00
     Options Expired - Outside Directors                                (4,997)     --       $10.00
                                                                     ----------  --------
     Options Outstanding - September 30, 2000                          263,687    81,645     $11.56
                                                                     ==========  ========

NOTE 8  DEPOSITS
------  --------

     Deposit balances are summarized as follows:

                                              SEPTEMBER  30,  2000          DECEMBER  31,  1999
                                   ------------------------------------  ---------------------------
                                      RATE        AMOUNT      PERCENT     RATE     AMOUNT    PERCENT
                                   -----------  ----------  -----------  ------  ----------  -------
  PASSBOOK                                4.69  17,234,815        11.41    4.85  43,579,494    32.96
  INTEREST-FREE CHECKING                    --   9,820,147         6.50      --   7,762,451     5.87
  NOW                                     2.00   6,942,939         4.60    1.99   6,285,555     4.75
  MONEY MARKET DEPOSIT                    5.50  28,115,634        18.62    4.48  13,790,665    10.43
                                                ----------  -----------          ----------  -------
                                                62,113,535        41.13          71,418,165    54.01
                                                ----------  -----------          ----------  -------
  FIXED TERM CERTIFICATE ACCOUNTS
    BALANCES $100,000 OR GREATER          6.32  21,813,551        14.44    5.65  14,620,826    11.06
    BALANCES LESS THAN $100,000           6.28  67,102,280        44.43    5.12  46,198,635    34.93
                                                ----------  -----------         -----------  -------
                                                88,915,831        58.87          60,819,461    45.99
                                                ----------  -----------         -----------  -------
                                               151,029,366       100.00         132,237,626   100.00
                                               ===========  ===========         ===========  =======


     The contractual maturity of certificate accounts at September 30, 2000 and December 31, 1999, is as follows:

       Period Ending September 30, 2000           Year Ending December 31, 1999
       --------------------------------           ------------------------------
            2001             21,347,660                2000           42,805,186
            2002             55,233,374                2001            5,447,698
            2003             11,798,498                2002           11,749,728
            2004                536,299                2003              789,631
            2005 and After           --                2004 and After     27,218
                             ----------                               ----------
                             88,915,831                               60,819,461
                             ==========                               ==========

NOTE 9  SHORT-TERM BORROWINGS
------  ---------------------

     Short-term advances from the Federal Home Loan Bank are summarized as follows for the periods ended September 30, 2000 and December 31, 1999:

                                                         2000            1999
                                                      ----------       ---------
         Cash Management (Rate Floats Daily)          17,185,000       4,045,000
         Weighted Average Rate                           6.70%           5.49%

NOTE 10  INVESTMENT  SECURITIES
-------  ----------------------

     The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at September 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

     September 30, 2000:
     -------------------

                                                           Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized    Market
                                                Cost       Gains       Losses      Value
                                             ----------   -------    ----------  ----------
     Available-for-Sale:
          United States Government
            Agency Securities Maturing:
               After one year
                 but within five years          998,122       --       28,065       970,057
               After five years
                 but within ten years        19,771,424       --      716,229    19,055,195
               Over ten years
                 but within fifteen years     2,903,164    6,283       60,913     2,848,534
          Equity Securities
      Callable after one year
                 but within five years        1,000,000       --       60,000       940,000
      Callable after five years
                 but within ten years         7,000,000   17,500           --     7,017,500
          Other
               Within one year                1,381,858       --           --     1,381,858
                                              ---------   ------    ---------   -----------
                  Total Available-for-Sale   33,054,568   23,783      865,207    32,213,144
                                             ==========   ======    =========   ===========
     Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
               After one year
                 but within five years        1,000,000       --       22,371       977,629
               After five years
                 but within ten years        12,989,295       --      584,388    12,404,907
                                              ---------  -------    ---------   -----------
                    Total Held-to-Maturity   13,989,295       --      606,759    13,382,536
                                              =========  =======    =========   ===========

NOTE 11  EARNINGS PER SHARE
-------  ------------------

     Earnings per share for quarter ended September 30, 2000, compared with quarter ended September 30, 1999, is as follows:

                                                     September 30,
                                                   2000        1999
                                                ----------  ----------
Net Income Available to Common Shareholders       396,291      252,426
                                                ==========  ==========
Average Shares
  Average Shares - Basic                        1,363,784    1,131,803
  Effect of Dilutive Common Stock Options          42,831        6,983
                                                ----------  ----------
  Average Shares - Diluted                      1,406,615    1,138,786
                                                ==========  ==========

Basic Earnings Per Share                             0.29         0.22
                                                ==========  ==========

Diluted Earnings Per Share                           0.28         0.22
                                                ==========  ==========

     Earnings per share for nine months ended September 30, 2000, compared with nine months ended September 30, 1999, is as follows:


                                                     September 30,
                                                   2000         1999
                                                ----------  ----------

Net Income Available to Common Shareholders      1,099,722     647,204
                                                ==========  ==========
Average Shares
  Average Shares - Basic                         1,318,337   1,124,931
  Effect of Dilutive Common Stock Options           42,831       4,676
                                                ----------  ----------
  Average Shares - Diluted                       1,361,168   1,129,607
                                                ==========  ==========

Basic Earnings Per Share                              0.83        0.58
                                                ==========  ==========

Diluted Earnings Per Share                            0.81        0.57
                                                ==========  ==========

                                 BAYLOR AND BACKUS

D.G. LEONARD, CPA          CERTIFIED PUBLIC ACCOUNTANTS           E.N. BACKUS, CPA  (1907-1971)
R.F. VANHOY, CPA              2112 NORTH ROAN STREET              T.E. HULSE, CPA  (1927-1975)
      -----            FIRST TENNESSEE BUILDING, EIGHTH FLOOR     E.R. BAYLOR, CPA  (1894-1982)
T.S. JOHNSON, CPA          JOHNSON CITY, TENNESSEE 37605          W.E. MORELOCK, CPA  (1927-1985)
J.F. RODGERS, CPA                 (423) 282-9000                  H.L. SIENKNECHT, CPA  (1917-1990)



To the Board of Directors
State of Franklin Bancshares, Inc.
P. O. Box 940
Johnson City, Tennessee 37605



We have reviewed the accompanying consolidated statement of financial condition of State of Franklin Bancshares, Inc. and subsidiaries as of September 30, 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the periods ended September 30, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements i s the representation of the management of State of Franklin Bancshares, Inc.

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



BAYLOR AND BACKUS
Certified Public Accountants

Johnson City, Tennessee

November 6, 2000




MEMBERS OF  AMERICAN  INSTITUTE  OF  CERTIFIED  PUBLIC  ACCOUNTANTS  & TENNESSEE
                    SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

ITEM NO. 2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND
----------  --------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     GENERAL
     -------

     The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. State of Franklin Savings Bank (Savings Bank) and State of Franklin Leasing Corporation (Leasing Corp) represents virtually all of the assets of State of Franklin Bancshares, Inc. (Company). The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and source s of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are examined below.


     BALANCE SHEET REVIEW
     --------------------

     At September 30, 2000, assets of State of Franklin Bancshares, Inc. totaled $192.0 million reflecting an increase of $31.9 million or 20% since December 31, 1999. The growth in assets has been funded primarily by an $18.8 million increase in deposits, a $10.3 million increase in Federal Home Loan Bank advances, and a $2.8 million increase in stockholders' equity.


     LOANS
     -----

     Loans outstanding totaled $133.1 million at September 30, 2000. This represented an increase of 16.3% from the December 31, 1999 outstanding loans of $114.4 million.

     Commercial loans increased $7.0 million at September 30, 2000, an increase of 17% from $41.9 million at December 31, 1999. Real estate construction lending totaled $27.2 million compared with $23.5 million at December 31, 1999, reflecting an increase of $3.7 million or 16%. Consumer loans of $10.2 million at September 30, 2000 increased $454,000 or 5% from $9.7 million at December 31, 1999. During the first nine months of 2000, first mortgage residential loans increased $10.5 million or 24% to $54.3 mil lion at September 30, 2000. The loan portfolio mix at September 30, 2000 consists of 38% residential mortgages, 36% commercial, 19% real estate construction, and 7% consumer loans.


     INVESTMENT SECURITIES
     ---------------------

     Investment securities totaled $46.2 million at September 30, 2000. The majority of the holdings are backed by U. S. Government or Federal Agency guarantees limiting the credit risk associated with these securities. At September 30, 2000, approximately $32.2 million of investment securities were held as available-for-sale compared to $21.4 million at December 31, 1999. Investments held-to-maturity remained unchanged at $14 million.


     NON-PERFORMING ASSETS
     ---------------------

     The bank had no non-performing assets or nonaccrual loans at September 30, 2000 compared with $221,781 at December 31, 1999. The allowance for possible loan losses was $953,887 at September 30, 2000 compared with $810,303 at year end 1999. Management believes the allowance for possible loan losses is adequate to provide for potential loan losses.


     DEPOSITS
     --------

     Total deposits at September 30, 2000 of $151.0 million, represented an increase of $18.8 million or a 14.2% increase from $132.2 million at December 31, 1999. Non-interest bearing demand deposits totaled $9.8 million at September 30, 2000, an increase of $2.1 million from December 31, 1999. Interest bearing deposits increased $16.7 million to $141.2 million at September 30, 2000.

     CAPITAL
     -------

     Equity capital for the Savings Bank at September 30, 2000 was $14.5 million. At September 30, 2000, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 12.25%, 13.09% and 8.22%, respectively.

     On October 4, 1999, the Company filed a registration statement on Form SB-1 with the SEC for the purpose of offering up to 555,555 shares of its common stock at a per share price of $13.50. This offering became effective November 12, 1999. At December 31, 1999, 111,092 shares had been sold with proceeds totaling $1.5 million. At June 30, 2000, closing date of the offering, 275,085 total shares have been sold, generating $3.7 million in additional capital. Equity capital for the Company at September 30, 2000, was $16.3 million.


     LIQUIDITY
     ---------

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the for m of unused federal funds lines of credit and a line of credit with the Federal Home Loan Bank of Cincinnati totaling $22 million at September 30, 2000.


     EARNINGS REVIEW
     ----------------

     The Company had net income of $396,291 for the three months ending September 30, 2000, compared with $252,426 for the same period last year, resulting in an increase of 57%. For the nine month period ending September 30, 2000, net income was $1,099,722 compared with $647,204 the first nine months of 1999 reflecting an increase of 70%. Net income per diluted share was $0.81 compared to earnings per share of $0.57 for the first nine months ending September 30, 1999. Return on average assets was .86% and th e return on average equity was 9.62% for the nine month period ended September 30, 2000, compared with .63% and 7.46%, respectively, for the same period in 1999.

     Noninterest income increased $25,107, or 6%, during the nine months ended September 30, 2000, compared the same period last year as a result of the net effect several factors. Gain on loans sold declined $54,621 due to a decline in income generated by loans sold in the secondary market. Recent increases in interest rates have slowed the demand for secondary market loans and temporarily eliminated the refinance market. Rental income and gains on security sales also declined in the nine months ended Septem ber 30, 2000, compared with the same period a year ago. Offsetting the declines were an increase in service charges and fees on deposit accounts and a slight increase in insurance commissions.

     Noninterest expense was $2.5 million for the nine months ending September 30, 2000, an increase of 11% over the 1999 period, primarily resulting from increased salaries and benefits, occupancy, furniture and equipment, data processing, and other general operating expenses. Partially offsetting the increases was a $34,803, or 35%, decline in advertising expense.


     NET INTEREST INCOME
     -------------------

     Interest income and interest expense both increased from 1999 to 2000 resulting primarily from the increases in both earning assets and interest bearing liabilities. Net interest income of $1.3 million for the three months ended September 30, 2000 reflects an increase of $193,820 or 17% over the same period last year. For the nine months ending September 30, 2000, net interest income was $3.9 million, reflecting an increase of $863,178 or 29% over the same period a year ago. For the nine months ending Sep tember 30, 2000, average earning assets increased $33.9 million or 26% while average interest bearing liabilities increased $30.7 million, or 26%, compared with the same period in 1999. Average earning asset yield increased 45 basis points to 8.13% while the cost on interest bearing liabilities increased 44 basis points to 5.49%. Consequently, the net interest margin based on average earning assets increased slightly to 3.16% for the nine months ending September 30, 2000 compared with 3.11% for the same period in 1999.

     PROVISION FOR LOAN LOSSES
     -------------------------

     During the nine months ended September 30, 2000, the provision for possible loan losses was $193,986 compared with $189,507 for the same period last year. Loan charge-offs for the nine months ended September 30, 2000, were $50,402 compared with $1,016 during the same period in 1999. The allowance for possible loan losses represented .72% of total loans, net of mortgage loans held-for-sale, at September 30, 2000, compared to .77% at September 30, 1999. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.


     PROVISION FOR INCOME TAXES
     ---------------------------

     For the nine months ended September 30, 2000, the provision for federal and state income taxes was $548,162, an increase of $189,369 from 1999, primarily due to the increase in income before income taxes.


     NONINTEREST INCOME
     -------------------

     The Company's noninterest income was $431,586 during the nine months ended September 30, 2000, an increase of $25,107 or 6% from the comparable 1999 period. The increase resulted from the net effect of declines in net gain on loans sold, net gain on sale of securities, and rental income of $54,892, $12,724, and $16,730, respectively, combined with an increase of $108,547 in other fees and service charges and a slight increase of $906 on insurance commissions.

     NONINTEREST EXPENSE
     --------------------

     Noninterest expense totaled $819,054 for the three month period ending September 30, 2000, an increase of $53,089 or 7%. For the nine month period ending September 30, 2000, noninterest expense was up $241,919 or 11% over the same period in 1999. The increases were a result primarily of growth in the organization. Compensation and related benefits, data processing expense, and other operating expenses, which include postage, printing and supplies, and telephone expense, reflect the growth in the customer base and the general increased size of the organization.


PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     None

ITEM 2.    CHANGES IN SECURITIES

     None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.    OTHER INFORMATION

     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)   27 Financial Data Schedule (for SEC use only)

     b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        STATE OF FRANKLIN BANCSHARES, INC.
                                        ----------------------------------
                                                  (Registrant)



     November 7, 2000                     /s/  Randal R. Greene
---------------------------             ----------------------------------
         (Date)                             Randal R. Greene, President



     November 7, 2000                     /s/  Charles E. Allen, Jr.
---------------------------             ----------------------------------
         (Date)                               Charles E. Allen, Jr.,
                                              Chairman of the Board
                                           and Chief Executive Officer
                                         (Principal Executive, Financial
                                              and Accounting Officer)