Form 10KSB
period 2000-12-31
STATE OF FRANKLIN BANCSHARES INC
filed 2001-03-30
CIK 1066626

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR

[ ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                        Commission file number 000-24675

                       STATE OF FRANKLIN BANCSHARES, INC.
                 (Name of small business issuer in its charter)


                                    TENNESSEE
         (State or other jurisdiction of incorporation or organization)

                                   62-1607709
                      (I.R.S. Employer Identification No.)


                             1907 North Roan Street
                          Johnson City, Tennessee 37601
              (Address of principal executive offices and Zip Code)

                    Issuer's telephone number (423) 926-3300


Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the twelve months ended December 31, 2000 were $14,391,955.

     The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as of March 15, 2001 is approximately $15.7 million. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding at March 15, 2001, Common Stock, $1.00 par value, 1,465,512 shares.

Documents Incorporated by Reference: Proxy Statement related to 2001 Annual Meeting of Shareholders.

                                     PART I
Item 1.    Description of Business

The Company

         State of Franklin Bancshares, Inc. (State of Franklin) is a registered bank holding company organized under the laws of Tennessee and headquartered in Johnson City, Tennessee. State of Franklin Savings Bank (The Savings Bank) is a wholly owned subsidiary through which we conduct our banking operations. On December 31, 2000, we had consolidated total assets of approximately $204 million. State of Franklin Leasing Corporation is a wholly owned subsidiary of State of Franklin which engages in equipment lease financing. The Savings Bank offers title services through its wholly owned subsidiary John Sevier Title Services, Inc.

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

The Savings Bank

         The Savings Bank was incorporated under the laws of the State of Tennessee and commenced business on February 26, 1996, as a Tennessee-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation's (generally known as the "FDIC") Bank Insurance Fund. The Savings Bank is regulated by the Tennessee Department of Financial Institutions and the FDIC. The Savings Bank operates a main office and two branches in Johnson City, Washington County, Tennessee, and two branches in Kingsport, Sullivan County, Tennessee. The Savings Bank owns John Sevier Title Services, Inc., a Tennessee-chartered and regulated title insurance company.

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

Net Interest Income

         The following table sets forth weighted average taxable equivalent yields earned by State of Franklin on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and certain other information:

                                                             2000                                1999
                                                --------------------------------------------------------------------
(Fully taxable equivalent)                                 Interest       Average            Interest     Average
(Dollars in thousands)                          Average     Income/       Yields/    Average  Income/     Yields/
                                                Balance     Expense        Rate      Balance  Expense      Rate
                                                --------------------------------------------------------------------
Assets:

Interest-earning assets:
Loans net of unearned income................   $127,088        $10,951       8.62% $99,726    $ 8,220         8.24%
U.S. Treasury and other U.S.  government         40,255          2,795       6.94%  28,825      1,887         6.55%
agencies....................................
Other earning assets .......................      1,509            110       7.29%   1,630        101         6.18%
Federal funds sold..........................        888             54       6.14%   4,670        224         4.79%
                                                    ---             --       ----    -----        ---         ----
    Total interest-earning assets/interest
income......................................    169,740         13,910       8.20% 134,851     10,432         7.74%
                                                -------         ------       ----  -------     ------         ----
Cash and due from banks.....................      2,512                              1,949
Other assets................................      6,198                              5,033
Allowance for loan losses...................      (895)                              (737)
                                                  ----                               ----
    Total...................................   $177,555                            $141,096
                                                =======                             =======

Liabilities and stockholders' equity:

Interest-bearing liabilities:

Interest-bearing checking deposits..........     $6,460          $ 132       2.04%  $5,334      $ 110         2.07%
Savings.....................................     23,185          1,105       4.84%  40,780      1,972         4.84%
Money Market................................     22,496          1,159       5.15%  13,940        631         4.53%
Time certificates...........................     83,091          5,054       6.08%  52,849      2,950         5.58%
Borrowed funds..............................     18,428          1,160       6.30%   9,352        507         5.42%
                                                 ------          -----       ----    -----        ---         ----
    Total interest-bearing liabilities/
            interest expense................    153,660          8,610       5.60% 122,255      6,170         5.05%
                                                -------          -----       ----  -------      -----         ----
Non-interest bearing demand  deposits.......      7,091                              6,206
Other liabilities...........................      1,043                              1,112
Stockholders' equity........................     15,761                             11,523
                                                 ------                             ------
    Total...................................   $177,555                           $141,096
                                                =======                            =======
Net interest earnings.......................                    $5,300                         $4,262
                                                                ======                         ======
Net interest on interest-earning assets.....                                 3.12%                            3.16%

Return on average assets....................                                 0.78%                            0.77%
Return on average equity....................                                 8.75%                            9.44%
Cash dividends declared.....................                                    --                               --
Dividend payout ratio.......................                                    --                               --

     The following table summarizes changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:


                                                              December 31, 2000               December 31, 1999
                                                                   Versus                          Versus
                                                              December 31, 1999               December 31, 1998
                                                             Increase (Decrease)             Increase (Decrease)
                                                             Change Due to: (1)              Change Due to: (1)
                                                             ------------------              ------------------
    (Dollars in thousands)                               Volume      Rate     Total      Volume     Rate      Total
                                                         ------      ----     -----      ------     ----      -----

    Increase (decrease) in: (2)
    Loans, net of unearned income....................       $2,358     $373     $2,731     $2,602    $(149)     $2,453
    U.S. Treasury and other U.S. government agency             794      114        908        759      (55)        704
    securities.......................................
    Other earning assets ............................          (9)       18          9       (95)        24        (71)
    Federal funds sold...............................        (232)       63      (169)      (191)      (40)       (231)
                                                             ----        --      ----       ----       ---         ---
             Total interest income...................                            3,479                           2,855
                                                                                 -----                           -----


    Increase (decrease) in: (2)
    Interest-bearing checking deposits...............           23      (2)         21         35       (2)         33
    Savings deposits.................................        (833)     (34)      (867)      1,750        14      1,764
    Money Market.....................................          441       87        528        170       (6)        164
    Time certificates................................        1,832      272      2,104      (618)     (152)      (770)
    Borrowed funds...................................          572       82        654        217         1        218
                                                               ---       --        ---        ---         -        ---
             Total interest expense..................                            2,440                           1,409
                                                                                 -----                           -----
    Increase (decrease) in net  interest income......                         $  1,039                        $  1,446
                                                                               =======                         =======

---------------------------
(1) Increases (decreases) are attributable to volume changes and rate changes on the following basis: Volume Change equals change in volume times prior year rate. Rate Change equals change in rate times prior year volume. Changes that are not due solely to volume or rate changes are allocated to volume.

(2) For purposes of this schedule, non-accruing loans are included in the average balances and tax exempt income is reflected on a tax equivalent basis. As tax exempt income is exempt only for Federal income tax purposes and not Tennessee purposes, tax equivalent income is based upon an effective 34% tax rate. Loan fees included in interest income are not material to the presentation.



Liability and Asset Management

     A committee composed of our officers and directors is responsible for managing our assets and liabilities. The chairman of the committee is our Chairman of the Board, Charles E. Allen, Jr. The committee attempts to manage our asset growth, liquidity and capital to maximize income and reduce interest rate risk. The committee directs our overall acquisition and allocation of funds and reviews and discusses our assets and liability funds budget in relation to the actual flow of funds. The committee also reviews and discusses:

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

         The following table is an interest sensitivity profile for the State of Franklin Bancshares as of December 31, 2000 and 1999. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.



                                                                        December       31, 2000
                                                -------------------------------------------------------------------
                                                              After 3 months  After 12
                                                   Within         within       months         After
                                                  3 months      12 months   within 5 years   5 years        Total
                                                  --------      ---------   --------------   -------        -----
       (Dollars in thousands)
       Earning assets:
       Loans.........................              $34,017         $6,233       $60,426      $35,744      $136,420
       Investment securities:
            Available for sale.......                3,071                        8,508       27,136        38,715
            Held to maturity.........                                             2,000       11,989        13,989
       Federal funds sold............                2,525                                                   2,525
       Interest-bearing deposits.....                  227                                                     227
       Federal Home Loan Bank stock..                1,525                                                   1,525
                                                     -----                                                   -----
                Total earning assets.              $41,365       $  6,233       $70,934      $74,869      $193,401
                                                    ======        =======        ======       ======       =======
       Interest-bearing liabilities:
       Interest-bearing deposits.....              $80,349        $55,227       $17,002                   $152,578
       Short-term debt...............               12,660                                                  12,660
       Long-term debt................                                                        11,819         11,819
                                                                                             ------         ------
       Total interest-bearing liabilities          $93,009        $55,227       $17,002   $  11,819       $177,057
                                                   =======        =======       =======   =========       ========

       Net repricing gap.............            $(51,644)      $(48,994)       $53,932      $63,050       $16,344

       Rate sensitivity gap:
       Net repricing gap as a percentage
          of total earning assets....              (26.84)%       (25.46)%        28.03%       32.77%         8.49%
       Cumulative gap................            $(51,644)     $(100,638)      $(46,706)     $16,344       $16,344
       Cumulative gap as a percentage of
       total earning assets..........              (26.84)%       (52.30)%       (24.27)%       8.49%         8.49%





                                                                                 December 31, 1999
                                             ---------------------------------------------------------------------
                                                            After 3 months    After 12
                                                 Within         within         months        After 5
                                                3 months       12 Months     within 5 years    Years          Total
                                                --------       ---------     --------------    -----          -----
      (Dollars in thousands)
      Earning assets:
      Loans..............................        $32,527         $ 3,669       $46,754        $31,943      $114,893
      Investment securities:
           Available for sale............          1,609                         1,966         17,866        21,441
           Held to maturity..............                                                      13,988        13,988
      Federal funds sold.................            308                                                        308
      Interest-bearing deposits..........            133                                                        133
      Federal Home Loan Bank stock.......          1,418                                                      1,418
                                                   -----                                                      -----
               Total earning assets......        $35,995          $3,669       $48,720        $63,797      $152,181
                                                  ======           =====        ======         ======       =======

      Interest-bearing liabilities:
      Interest-bearing deposits..........        $71,530         $32,862       $20,083                     $124,475
      Short-term debt....................          4,092                                                      4,092
      Long-term debt.....................                                                       9,627         9,627
                                                                                                -----        ------
      Total interest-bearing liabilities.        $75,622         $32,862       $20,083       $  9,627      $138,194
                                                 =======         =======       =======       ========      ========

      Net repricing gap..................      $(39,627)       $(29,193)       $28,637        $54,170       $13,987

      Rate sensitivity gap:
      Net repricing gap as a percentage
         of total earning assets.........        (26.17)%        (19.28)%        18.91%         35.78%         9.24%
      Cumulative gap.....................      $(39,627)       $(68,820)      $(40,183)       $13,987       $13,987
      Cumulative gap as a percentage of
          total earning assets...........        (26.17)%        (45.45)%       (26.54)%         9.24%         9.24%


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


Deposits

     We offer a full range of depositor accounts and services to both consumers and businesses. None of these deposits were brokered. Our primary sources of funds are interest-bearing deposits. The following table sets forth our deposit structure at December 31, 2000 and 1999 (in thousands).





                                                            2000            1999
                                                            ----            ----
Non interest-bearing deposits:
Individuals, partnerships and corporations......         $7,810           $5,846
Certified and official checks...................          1,694            1,916
                                                          -----            -----
  Total non interest-bearing deposits...........          9,504            7,762

Interest-bearing deposits:
Interest-bearing demand accounts................         38,489           19,960
Savings accounts................................         16,657           43,695
Certificates of deposit, less than $100,000.....         73,952           46,199
Certificates of deposit, greater than $100,000..         23,480           14,621
                                                         ------           ------
  Total interest-bearing deposits...............        152,578          124,475
                                                        -------          -------

  Total deposits................................       $162,082         $132,237
                                                        =======          =======


     The following table shows, by category, the weighted average rate on deposits and the average amount of deposits for the periods indicated:

                                                                              December 31,
                                                           ----------------------------------------------------
                                                                   2000                           1999
                                                           --------------------            --------------------
(Dollars in thousands)
Non interest-bearing  deposits....................         0.00%         $7,091            0.00%         $6,206
Savings deposits..................................         4.77%         23,185            4.84%         40,780
Money market deposits ............................         5.15%         22,496            4.53%         13,940
Time deposits.....................................         6.08%         83,091            5.58%         52,849
Interest-bearing  demand deposits.................         2.04%          6,460            2.07%          5,334
                                                           ----           -----            ----           -----
    Total deposits................................                     $142,323                        $119,109
                                                                       ========                        ========




     At December 31, 2000 and 1999, time deposits greater than $100,000 aggregated approximately $23.5 million and $14.6 million, respectively. The following table indicates, as of December 31, 2000 and 1999, the dollar amount of deposits of $100,000 or more by the time remaining until maturity (in thousands):


                                           2000                                           1999
                                           ----                                           ----
                                               1 Year                                         1 Year
                       3 Months    3 to 12     through                 3 Months     3 to 12   through
                        or less     Months     5 years     Total       or less       Months   5 years       Total
                        -------     ------     -------     -----       -------       ------   -------       -----
  Time certificates     $6,851     $12,140      $4,489   $23,480        $1,876       $7,335    $5,410     $14,621



Assets

     Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our earning assets by category at December 31, 2000 and 1999.

           (In Thousands)
                                                           2000            1999
                                                           ----            ----
           Investment securities:
            Available for sale...................         $ 38,715      $ 21,441
            Held to maturity.....................           13,989        13,988
           Short-term interest-bearing deposits                227           133
           Federal funds sold....................            2,525           308
           Federal Home Loan Bank stock..........            1,525         1,418
           Loans:
            Real estate..........................           86,675        74,375
            Commercial and other.................           49,866        40,591
                                                            ------        ------
              Total loans........................          136,541       114,966
             Less unearned income................              121            73
                                                               ---            --
            Loans, net of unearned income........          136,420       114,893
                                                           -------       -------
          Total earning assets ..................         $193,401      $152,181
                                                           =======       =======


Investment Portfolio

     For a description of the composition of the carrying value of our investment portfolio at December 31, 2000 and 1999, see Note 11 to the Consolidated Financial Statements attached hereto.

     The following table presents the maturity distribution of the amortized cost and estimated market value of our investment portfolio at December 31, 2000 and 1999. The weighted average tax equivalent yields on these instruments are presented based on final maturity.


                                                              2000                                    1999
                                                              ----                                    ----
                                              Amortized    Estimated     Weighted    Amortized    Estimated     Weighted
                                                Cost     Market Value  Average Yield    Cost    Market Value  Average Yield
                                                ----     ------------  -------------    ----    ------------  -------------
(Dollars in thousands)
 Held to maturity:
----------------

Obligations of U.S. Government
agencies:
Due after 1 year but within 5 years........       $1,999       $ 1,988         6.31%     $1,000         $ 973         6.25%
Due after 5 years but within 10 years......       11,990        11,805         6.57%     12,988        12,328         6.55%
                                                  ------        ------                   ------        ------
           Total...........................      $13,989       $13,793         6.53%    $13,988       $13,301         6.53%
                                                  ======        ======                   ======        ======
Available for sale:
------------------

      Obligations of U.S. Government
      agencies:
        Due after 1 year but within 5 years        $ 998         $ 991         6.06%      $ 998         $ 966         6.06%
        Due after 5 year but within 10 years      18,772        18,654         6.84%     16,765        16,053         6.61%
        Due after 10 years but within 15           1,924         1,957         7.38%      2,993         2,813         6.94%
      years................................
        Due after 15 years                         1,764         1,873         6.97%         --            --            --

      Municipal Securities:
        Due after 1 year but within 5 years          510           513         6.46%         --            --            --
        Due after 5 year but within 10 years         770           782         6.84%         --            --            --
        Due after 10 years but within 15           2,023         2,032         7.22%         --            --            --
      years................................
        Due after 15 years                           747           779         8.97%         --            --            --

      Equity Securities (Preferred Stock
         In U S Government Agencies):

        Callable after 1 year but within 5         7,000         7,052         7.95%         --            --            --
      years...............................
        Callable after 5 year but within 10        1,000         1,010         7.88%         --            --            --
      years...............................

      Other - due within 1 year............        3,071         3,071         6.09%      1,609         1,609         5.05%
                                                   -----         -----                    -----         -----

           Total...........................      $38,579       $38,714         7.08%    $22,365       $21,441         6.55%
                                                 =======       =======                  =======       =======


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


Loan Portfolio

     The following table sets forth the composition of our loan portfolio at December 31, 2000 and 1999.


                                                        2000           1999
                                                   -------------- --------------
     (In Thousands)
     Real estate loans:
       Construction and land development.........          $  762        $ 1,490
       Secured by residential properties.........          77,846         65,220
       Commercial real estate loans..............           7,802          7,665
                                                            -----          -----
          Total real estate loans................          86,410         74,375
     Commercial and industrial loans.............          27,751         23,060
     Installment loans...........................          21,841         16,954
     Other consumer loans........................             390            418
     All other loans.............................              28             86
                                                               --             --

         Total loans.............................        $136,420       $114,893
                                                          =======        =======


         The following tables set forth the maturities of the loan portfolio and its sensitivity to interest rate changes at December 31, 2000:


                                                      One Year      One Through        Over
     (In Thousands)                                    or Less      Five Years      Five Years        Total
                                                       -------      ----------      ----------        -----
     Real estate construction loans                      $ 762            $ --           $  --        $ 762
     Commercial and industrial loans....                 9,012           2,965          27,308       15,331
     All other loans....................                24,158          51,414          32,778      108,350
                                                        ------          ------          ------      -------

       Total loans......................               $40,251         $60,426         $35,743     $136,420
                                                        ======          ======          ======      =======


     The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is set forth below.

     Real estate and commercial and industrial loans maturing after one year as of December 31, 2000 (in thousands):


       Fixed rate...........................................         $12,867
       Floating rate........................................          50,015

       Other loans maturing after one year:

       Fixed rate...........................................          28,552
       Floating rate........................................           4,735
                                                                       -----

                Total loans maturing after one year.........        $ 96,169
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

     State of Franklin's primary business lies in making real estate mortgage loans in the market area. Real estate loans made outside the market area must be in compliance with the exception-to-policy guidelines. Lending activities in the real estate area tend to fall into the four general categories of:

         o        acquisition and development,
         o        construction,
         o        permanent financing, and
         o        home equity.

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

                                                             Maximum Allowable
                  Loan Category                              Loan-to-Value Ratio
                  -------------                              -------------------
         Land                                                                65%
         Land development                                                    75%
         Owner-occupied commercial                                           75%
         Construction
            Commercial, multifamily (1) and other nonresidential             80%
            1-4 family residential                                           85%
         Improved property                                                   85%
         Owner-occupied 1-4 family and home equity (2)                       85%
-------------------
(1)  Multifamily construction includes condominiums and cooperatives.

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

     Class 2. Desirable loans of somewhat less stature than Class 1, but with strong financial statements, and/or secured by strong collateral position. Probability of serious financial deterioration is unlikely.

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

     Class 4. First classification that has relevancy to bank examiners. A warning classification which portrays one or more deficiencies that cannot be tolerated even in the short run. Regulatory classification "Other Assets Especially Mentioned."

     Class 5.  Substandard  credits  for  their  steadiness  or other  deficient nature. Company or individual loans with no evident future, which are unfavorable, affecting loan-to-deposit ratio or cost of funds. Heavy leveraged accounts, with no immediate relief or compensating features. Accounts requiring attention of loan officer due to lack of borrower cooperation.

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

     At December 31, 2000 the Company had non-accrual loans totaling $984,000 and no restructured loans. Loans 90 days or more past due totaled $194,000 for the same period. The increase in non-accrual loans resulted primarily from the bankruptcy of one borrower and we anticipate an additional increase of approximately $400,000 during the coming quarter. We are currently in the process of foreclosure and believe these loans to be adequately collateralized. Consequently, we do not anticipate significant losses. The Company has no loans to foreign borrowers and we are not aware of any additional problems that would significantly increase the amount or number of problem loans in the coming months.

Credit Risk Management and Reserve for Loan and Lease Losses

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

     The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as our previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require us to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan, lease, or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

     The reserve for loan and lease losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans or leases previously charged off are recovered. The resulting reserve for loan and lease losses is viewed by management as a single, unallocated reserve available for all loans or leases. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan and lease losses was $1,062,511 at year end 2000, or 0.78% of loans and leases outstanding, net of unearned income, compared to $810,303 or 0.71% at year end 1999. During these periods charge-offs have remained relatively low. Management does not foresee any events that will significantly increase loan losses in the coming months. The following table presents data related to the Company's consolidated reserve for loan and lease losses for the years ended December 31, 2000 and 1999.


                                                          2000          1999
                                                     ------------- -------------
(Dollars In thousands)

Balance at beginning of period....................           $810          $630
Charge offs:
  Commercial .....................................             --            --
  Real estate mortgage. ..........................             40            --
  Installment loans to individuals................             10             1
                                                             ----          ----
Recoveries:
  Commercial ....................................              --            --
  Real estate mortgage...........................              --            --
  Installment loans to individuals...............              --            --
                                                             ----          ----
Net charge offs...................................             50             1
Additions to reserve charged to operations........            303           181
                                                             ----          ----

Balance at end of period..........................         $1,063          $810
                                                           ======          ====
Ratio of net charge offs during the period to
 average loans and leases outstanding during the
 period...........................................           0.04%         0.00%
Average allowance for loan and lease losses to average
total loans and leases............................           0.70%         0.71%



     At December 31, 2000 and 1999, the allowance for loan and lease losses was allocated as follows:


                                                               2000                                 1999
                                                               ----                                 ----
              (Dollars in thousands)
                                                             Percent of loans in each                Percent of loans in each
                                                    Amount   category to total loans       Amount    category to total
                                                    ------   -----------------------       ------    -----------------
                                                                                                         loans
     Commercial..............................         $319            30%                   $ 80          20%
     Real estate mortgage....................          585            55%                    527          65%
     All other ..............................          159            15%                    203          15%
                                                       ---            ---                    ---          ---
        Total................................       $1,063           100%                   $810          100%
                                                     =====           ====                    ===          ====

     The allocation of the allowance is presented based in part on evaluations of past history and composition of the loan portfolio. Since these factors are subject to change, the current allocation of the allowance is not necessarily indicative of the breakdown of future losses.

     The following table sets forth information with respect to our nonperforming loans on the dates indicated. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collections of interest or principal. When a loan becomes contractually past due 90 days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.




     Nonperforming assets (Dollars in thousands):                                          December 31,
                                                                                        ------------------
                                                                                        2000          1999
                                                                                        ----          ----
Non-accrual loans.............................................................         $ 984         $ 222
Restructured loans............................................................            --            --
Other loans past due 90 days or more to principal or interest payments........           194            --
Nonperforming loans as a percentage of net loans before allowance for loan
 losses.......................................................................          0.72%         0.19%
Allowance for loan losses as a percentage of nonperforming loans..............           108%          365%


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

     The following table sets forth liquidity ratios for the periods indicated:

                                                      2000              1999
                                               ----------------- ---------------
     Average loans and leases to average             89.3%            83.7%
     deposits...............................

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

Our consolidated capital ratios are set forth below.

                                                                            December           December
                                                                            31, 2000           31, 1999
                                                                                ----               ----
     (Dollars in thousands)
     Capital:
     Tier I capital:
              Stockholders' common equity.................                     $17,225           $13,498
              Less unrealized (loss) gain in securities ..                          90             (610)
              Less disallowed intangibles.................                          --                --
                                                                              --------          --------
                       Total Tier I capital...............                      17,135            14,108
     Tier II capital:
              Qualifying allowance for loan losses........                       1,063               810
                                                                                 -----               ---
                       Total capital......................                      18,198            14,918
     Risk-adjusted assets.................................                     128,576           101,395
     Quarterly average assets.............................                     194,936           155,226

     Ratios:
     Tier I capital to risk-adjusted assets.....................               13.33%              13.86%
     Tier II capital to risk-adjusted assets....................                 .83%                .80%
     Total capital to risk-adjusted assets......................               14.15%              14.66%
     Leverage-- Tier I capital to quarterly  average assets
     less  disallowed intangibles...............................                8.79%               9.09%


     On December 31, 2000 and 1999, we exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

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

Federal Regulation

     Deposit Insurance

     Our deposit accounts are insured by the FDIC up to applicable limits by the Bank Insurance Fund. The Bank Insurance Fund was designated as an insurance fund pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As insurer, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state-chartered banks that are not members of the Federal Reserve System. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof. FDIC supervision and regulation is intended primarily for the protection of depositors and the FDIC insurance funds.

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

     At December 31, 2000, our deposit base for purposes of FDIC premiums was $164 million. We paid FDIC insurance premiums of $9,000 in 1998, $12,374 in 1999, and $27,840 in 2000.

     Prompt Corrective Action

     Under Section 38 of the Federal Deposit Insurance Act, as amended, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be:


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

     Standards for Safety and Soundness

     The Federal Deposit Insurance Act requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to:

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

     Capital Requirements

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

     Activities and Investments of Insured State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things,

     (1)  acquiring or retaining majority interest in a subsidiary,

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

     Loans-to-One-Borrower

     The aggregate amount of loans that we are permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital with Board approval. Based on the Savings Bank's capitalization of $15.3 million, our loans-to-one borrower limit is approximately $3.8 million.

     Federal Reserve System

     In 1980, Congress enacted legislation which imposed Federal Reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at a bank.

     Community Reinvestment Act

     We are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. As a component of its Community Reinvestment Act outreach, we have instituted an affordable home loan program for first-time home buyers and low to moderate income borrowers. We also offer Tennessee Housing Development Authority, Veterans Administration and Federal Home Administration loans.

     Interstate Banking

     On September 29, 1994, the Federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The provisions of this Act became effective on September 29, 1995, at which time eligible bank holding companies in any state were permitted, with Federal Reserve approval, to acquire organizations in any other state. As such, all existing regional compacts and substantially all existing regional limitations on interstate acquisitions of banking organizations have been eliminated. This Act also removed substantially all of the existing prohibitions on interstate branching by banks. On and after June 1, 1997, a bank operating in any state may establish one or more branches within any other state without the establishment of a separate banking structure within the other state.

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

     Statutory Provisions

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

     Other

     While not directly restricting efforts to acquire control of State of Franklin, certain other characteristics of our organization may discourage attempts to acquire control of us. Our By-Laws provide that approximately one-third of our Board of Directors are elected each year, thereby making it more difficult for a potential acquirer to gain control of State of Franklin by electing the members of the Board of Directors than it would be if directors were elected at more frequent intervals or if a greater percentage of directors were elected at any one time.

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

     Following the mandatory initial three-year moratorium on the payment of dividends imposed by regulatory authorities, the Board of Directors may now determine whether dividends on the common stock will be declared and paid, taking into consideration our operating results, financial condition, tax considerations, future capital requirements and other relevant factors. The Directors may also declare a non-cash dividend if, after considering the above factors, it appears prudent to do so. The Directors are not, however, obligated to pay any such dividend and will only do so if it appears to be in the best interest of State of Franklin. The Directors do not anticipate that a dividend will be paid in the foreseeable future.

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

Employees

     At December 31, 2000, we had a total of 53 employees with 41 of those employed on a full-time basis.

Item 2.  Description of Property

     We operate at five locations with our principal office located at 1907 North Roan Street, Johnson City, Washington County, Tennessee. The Savings Bank owns the land and the approximately 36,000 square foot building at our principal office, 18,000 feet of which is leasable space. This property serves as the main office of the Savings Bank. The Savings Bank also operates branch offices at 3300 Browns Mill Road and 612 West Walnut Street, Johnson City, Tennessee; and 240 West Center Street, Kingsport, Sullivan County, Tennessee. An additional full service branch at 4409 Fort Henry Drive in Kingsport was opened in November 2000. The Savings Bank owns the land and the buildings in both Kingsport locations. The West Walnut branch is also owned by the Savings Bank. The Savings Bank leases the Browns Mill Road office from Allen and Allen. Charles E. Allen, Jr., chairman and chief financial officer of the Savings Bank, and Charles E. Allen, Sr., M.D., a director of the Savings Bank, are principals of Allen and Allen. The lease was negotiated at arm's length and was approved by the Tennessee Department of Financial Institutions and the FDIC. Rent for the 2,625 square foot building for three years will be $35,190 annually. This amount includes taxes, insurance and maintenance costs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.



                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     There is no established public trading market for our Common Stock. Our management is aware that isolated transactions in the Common Stock occur from time to time. To the best of management's knowledge of transactions in the Common Stock of State of Franklin Bancshares during 2000, prices ranged from $13.50 to $15.00 per share. In October 1999 we filed with the SEC a Registration Statement on Form SB-1 (File No. 333-88393) regarding an offering of 370,370 shares of common stock at a purchase price of $13.50 per share. As of June 30, 2000, closing date of the offering, 275,085 shares had been sold, generating net proceeds of $3,631,462. With the proceeds, $1.5 million was invested in equity of the Savings Bank, $200,000 invested in equity of the Leasing Company, $600,000 loaned to the Company's ESOP, and the remainder will be used to support future expansion of operations or diversification into other banking-related businesses and for other business or investment purposes.

     There were 1,207 holders of record of the Common Stock as of December 31, 2000.

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


FOR THE YEAR ENDED  DECEMBER  31, 2000  COMPARED TO THE YEAR ENDED  DECEMBER 31,
1999

EARNINGS REVIEW

     Total net income of State of Franklin for the year ended December 31, 2000 was $1,379,687, an increase of $292,590 over the year ended December 31, 1999 total net income of $1,087,097. Earnings per share was $1.00 compared to earnings per share of $0.95 in 1999. Return on average assets was 0.78% and the return on average equity was 8.75% for the year ended December 31, 2000.

     Operating results in 2000 reflected higher net interest income and noninterest income. Net interest income of $5.2 million for the year ended December 31, 2000 was up 22% over the 1999 period. Loans increased 19% and deposits increased 23%. The 2000 provision for possible loan losses was $302,609. Noninterest income increased $29,591, or 6%, with other fees and service charges primarily responsible for the increase over the year ended December 31, 1999. Noninterest expense was $3.4 million for the 2000 period, an increase of 14% over the 1999 period, primarily resulting from increased salaries and benefits, data processing and other expenses as a result of the overall growth of State of Franklin.

Net Interest Income and Margin

     Net interest income increased $948,000 or 22% for the year ended December 31, 1999 to $5.2 million compared to $4.3 million for the year ended December 31, 1999. Total loans outstanding increased $21.7 million or 19% over total loans at December 31, 1999.

     Average deposits increased by 23% or $23.2 million to $142.3 million in 2000 compared to $119.1 million in 1999. The rate paid on average interest-bearing liabilities increased 55 basis points during the year ended December 31, 2000 to 5.60%.

Provision for Loan Losses

     During the year ended December 31, 2000, the provision for possible loan losses was $302,609. There were $50,402 in charge-offs during the year ended December 31, 2000 and $1,450 for the year ended December 31, 1999. The allowance for possible loan losses represented 0.78% of total loans, net of mortgage loans held-for-sale, at December 31, 2000, compared to 0.71% at December 31, 1999.

Provision for Income Taxes

     For the year ended December 31, 2000, the provision for income taxes was $658,123, an increase of $150,804 from 1999, primarily due to the increase in income before income taxes.

Noninterest Income

     State of Franklin's noninterest income was $571,578 during the year ended December 31, 2000, an increase of $29,591 or 6% over the comparable 1999 period. The increase was attributable to increases in other fees and service charges and insurance commission income of $103,002 and $802, respectively, which were partially offset by decreases in net gains on loans sold, net gains on sale and maturity of securities, and net rental income of $39,165, $12,724, and $22,324, respectively.

Noninterest Expense

     Noninterest expense totaled $3.4 million for the period ending December 31, 2000, an increase of $413,808, or 14%. Noninterest expense to average assets was 1.94% for the period ending December 31, 2000 compared to 2.15% for the same period a year ago. Compensation and related benefits of $1.5 million accounted for 23% of the total compared to $1.3 million or 42% for the year ended December 31, 1999.


BALANCE SHEET REVIEW

     State of Franklin places an emphasis on an integrated approach to our balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity and capital. These components are examined below.

Investment Securities

     Investment securities totaled $52.7 million at December 31, 2000. The investment portfolio at year end consisted of $37.5 million in debt securities issued by the U. S Government or Federal Agencies, $8 million in preferred stock issued by Federal Agencies, and $4.1 million in securities issued by state, county, or municipalities.

At December 31, 2000, securities categorized as available-for-sale totaled $38.7 million while the held-to-maturity securities totaled $14 million compared to $21.4 million in available-for-sale and $14 million in held-to-maturity at December 31, 1999. At December 31, 2000, the available-for-sale portfolio had gross unrealized gains of $135,875 while our held-to-maturity securities had $196,757 in unrealized losses due to changes in market rates. Due to the credit quality of these investments, no realized losses are expected.

Loans

     Loans outstanding totaled $136.4 million at December 31, 2000. This represented an increase of 19% from the December 31, 1999 outstanding loans of $114.9 million. First mortgage loans increased to $54.7 million at December 31, 2000, an increase of 25% from $43.7 million at December 31, 1999. Real estate construction lending totaled $24.5 million and $23.5 million at December 31, 2000 and 1999, respectively. Commercial loans increased to $50.9 million at December 31, 2000, an increased 22% from $41.9 million at December 31, 1999.

Non-Performing Assets

     Nonaccrual loans totaled $984,000 at December 31, 2000 and $222,000 at December 31, 1999. Loans past due 90 days or more were $194 thousand at December 31, 2000 and $0 at December 31, 1999. The allowance for possible loan losses was $1,062,511 and $810,303 at December 31, 2000 and 1999, respectively. Management believes the allowance for possible loan losses is adequate to provide for potential loan losses.


Deposits

     Total deposits at December 31, 2000 of $162.1 million, represented an increase of $29.8 million or a 23% increase from $132.2 million at December 31, 1999. Non-interest bearing demand deposits totaled $9.5 million at December 31, 2000, an increase of $1.7 million or 22% from December 31, 1999. Interest bearing demand and money market deposits increased $18.4 million to $38.5 million at December 31, 2000. Savings deposits declined $26.9 million to $16.7 million at December 31, 2000. The decline in savings deposits was due mainly to funds shifting out of the millennium savings product offered by the Bank into other deposit categories. The millennium saving account was offered through out 1999 and guaranteed a 5% rate through year-end. Time deposits increased $36.6 million to $97.4 million at December 31, 2000.

Capital

     Equity capital at December 31, 2000 was $17.2 million, an increase of $3.7 million from $13.5 million at December 31, 1999. The increase in equity capital was due in part to a new stock offering beginning in November 1999. By December 31, 1999, State of Franklin had issued 111,092 additional shares of stock resulting in an addition to capital of $1.5 million. During 2000, 163,993 additional shares were sold with net proceeds of an additional $2.2 million. At December 31, 2000, all capital ratios were in excess of the regulatory minimums, with State of Franklin's Tier 1, total risk-based and leverage ratio of 13.33%, 14.15% and 8.79%, respectively.

Liquidity

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity which State of Franklin has not significantly used. State of Franklin had unused sources of liquidity in the form of unused federal funds lines of credit and a line of credit for the Federal Home Loan Bank of Cincinnati totaling $47 million at December 31, 2000.

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




                                          BAYLOR AND BACKUS
D.G. LEONARD, CPA                    CERTIFIED PUBLIC ACCOUNTANTS                 E.N. BACKUS, CPA (1907-1971)
R.F. VANHOY, CPA                        2112 NORTH ROAN STREET                    T.E. HULSE, CPA (1927-1975)
                                FIRST TENNESSEE BUILDING, EIGHTH FLOOR            E.R. BAYLOR, CPA (1894-1982)
--------------------
T.S. JOHNSON, CPA                         P.O. BOX 1736                           A.C. NICKELL, CPA (1921-1983)
J.F. RODGERS, CPA                    JOHNSON CITY, TENNESSEE 37605                W.E. MORELOCK, CPA (1927-1985)
G.L. FREEMAN, CPA                         (423) 282-9000                          H.L. SIENKNECHT, CPA (1917-1990)




                          INDEPENDENT AUDITOR'S REPORT



    To the Stockholders and
      the Board of Directors
    State of Franklin Bancshares, Inc.
    Johnson City, Tennessee

    We have audited the accompanying consolidated statements of financial condition of State of Franklin Bancshares, Inc. (a Tennessee corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of State of Franklin Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State of Franklin Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.




    BAYLOR AND BACKUS
    Certified Public Accountants

    Johnson City, Tennessee

    March 15, 2001

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS & TENNESSEE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS


State of Franklin Bancshares, Inc.
Consolidated Statements of Financial Condition

December 31, 2000 and 1999
                                                                                         2000                  1999
                                                                                         ----                  ----
Assets
Cash and Due from Banks                                                             4,715,833             2,785,509
Federal Funds Sold                                                                  2,525,000               308,000
Short-Term Interest-Bearing Deposits                                                  227,422               133,148
                                                                                  -----------           -----------
   Total Cash and Cash Equivalents                                                  7,468,255             3,226,657
                                                                                  -----------           -----------
Investments - Held-To-Maturity
  (Estimated Market 2000 - $13,792,610 and 1999 - $13,301,184)                     13,989,368            13,988,346
Investments - Available-for-Sale                                                   38,714,467            21,440,591
Loans Held for Sale                                                                   264,922               453,562
Loans and Leases Receivable                                                       136,155,217           114,439,773
  Less: Allowance for Loan and Lease Loss                                         ( 1,062,511)          (   810,303)
                                                                                  -----------           -----------
Loans and Leases Receivable, Net                                                  135,092,706           113,629,470
                                                                                  -----------           -----------
Accrued Interest Receivable, Net                                                    1,542,443             1,271,439
Land, Buildings and Equipment at Cost Less
  Accumulated Depreciation of $883,607 in 2000
  and $607,618 in 1999                                                              5,395,933             4,058,242
Prepaid Expense and Accounts Receivable                                                77,379                77,907
FHLB Stock                                                                          1,524,500             1,417,700
Investment in Service Bureau at Cost                                                   15,000                15,000
Deferred Tax Assets                                                                   313,815               599,503
                                                                                  -----------           -----------

         Total Assets                                                             204,398,788           160,178,417
                                                                                  ===========           ===========

Liabilities and Stockholders' Equity

Liabilities:

Interest-Free Deposits                                                              9,503,943             7,762,451
Interest-Bearing Deposits                                                         152,578,447           124,475,175
Advances by Borrowers for Taxes and Insurance                                         107,235               117,372
Accrued Interest on Deposits                                                          188,408                95,734
Accounts Payable and Accrued Expenses                                                 296,388               488,630
Notes Payable                                                                         571,637               626,615
FHLB Short-Term Advances                                                           12,660,000             4,045,000
FHLB Long-Term Advances                                                            11,246,679             9,047,707
Deferred Gain on REO                                                                   21,448                21,448
                                                                                  -----------           -----------
Total Liabilities                                                                 187,174,185           146,680,132
                                                                                  -----------           -----------
Stockholders' Equity:

Common Stock, $1.00 Par Value,
  Authorized: 10,000,000 Shares; Issued: 1,465,512 Shares
    at December 31, 2000 and 1,301,519 Shares at December 31, 1999                  1,465,512             1,301,519
Paid-In Capital                                                                    14,251,461            12,243,730
Accumulated Other Comprehensive Income                                                 89,678          (    610,238)
Retained Earnings                                                                   2,569,575             1,189,889
Less: Employee Stock Ownership                                                   (  1,151,623)         (    626,615)
                                                                                  -----------           -----------
Total Stockholders' Equity                                                         17,224,603            13,498,285
                                                                                  -----------           -----------
         Total Liabilities and Stockholders' Equity                               204,398,788           160,178,417
                                                                                  ===========           ===========


The accompanying notes are an integral part of the consolidated financial statements.


State of Franklin Bancshares, Inc.
Consolidated Statements of Income

For the Years Ended December 31, 2000, 1999, and 1998


                                                                                2000         1999              1998
                                                                                ----         ----              ----
Interest Income
Interest on Loans                                                     10,951,017        8,220,542         5,756,736
Other Interest Income                                                  2,869,360        2,211,555         1,820,032
                                                                     -----------      -----------         ---------
         Total Interest Income                                        13,820,377       10,432,097         7,576,768
                                                                     -----------      -----------         ---------
Interest Expense
Interest on Deposits                                                   7,450,364        5,663,933         4,457,203
Other Interest Expense                                                 1,160,101          506,556           303,932
                                                                     -----------      -----------         ---------
         Total Interest Expense                                        8,610,465        6,170,489         4,761,135
                                                                     -----------      -----------         ---------
Net Interest Income Before Provision for Loan Losses                   5,209,912        4,261,608         2,815,633
Provision for Loan Losses                                            (   302,609)    (    181,429)       (  275,127)
                                                                     -----------     ------------        ----------
         Net Interest Income After Provision for Loan Losses           4,907,303        4,080,179         2,540,506
                                                                     -----------      -----------         ---------
Other Income
Other Fees and Service Charges                                           380,476          277,474           176,455
Net Gain on Loans Sold                                                    62,597          101,762            46,180
Net Gain on Sale and Maturity of Securities                                  --            12,724            38,769
Insurance Commission Income                                               40,336           39,534            37,120
Rental Income, Net                                                        88,169          110,493           102,330
Other                                                                         --               --            10,301
                                                                    ------------     ------------        ----------
         Total Other Income                                              571,578          541,987           411,155
                                                                    ------------     ------------        ----------
Other Expenses
Compensation and Related Benefits                                      1,572,923        1,275,949         1,048,393
Occupancy Expenses                                                       304,804          278,804           246,437
Furniture and Equipment Expenses                                         271,897          258,480           183,905
Advertising                                                               98,385          147,032           118,102
Data Processing Expense                                                  369,392          320,692           218,251
Other                                                                    823,670          746,307           587,878
                                                                    ------------      -----------        ----------
         Total Other Expenses                                          3,441,071        3,027,264         2,402,966
                                                                     -----------      -----------         ---------
Income Before Income Taxes                                             2,037,810        1,594,902           548,695
Provision for Income Taxes                                          (    658,123)     (   507,805)      (    52,206)
                                                                    ------------      -----------       -----------
Net Income                                                             1,379,687        1,087,097           496,489
                                                                       =========        =========         =========
Basic Earnings Per Share                                                    1.04             0.97              0.44
                                                                            ====             ====              ====
Diluted Earnings Per Share                                                  1.00             0.95              0.44
                                                                            ====             ====              ====

The accompanying notes are an integral part of the consolidated financial statements.


State of Franklin Bancshares, Inc.
Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2000, 1999, and 1998


                                                                            Accumulated
                                                   Common                       Other                   Employee
                                        Common     Stock        Paid-In     Comprehensive   Retained    Stock-
                                        Stock      Subscribed   Capital          Income     Earnings    Ownership        Total
                                        -----      ----------   -------          ------     --------    ---------        -----
Balance at December 31, 1997          1,111,280         --      10,160,136        25,381  (  393,697)         --     10,903,100
                                                                                                                     ----------


Net Proceeds
  from Sale of Stock                     68,872      6,996         745,223            --           --   (700,000)       121,091
                                                                                                                   ------------
ESOP Shares Allocated                        --         --              --            --           --     35,180         35,180
                                                                                                                   ------------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Gains
         Arising During the Period
           (Net of $20,496 Income Tax)       --         --              --        39,820           --         --         39,820
       Less: Reclassification Adjustment
           (Net of $14,520 Income Tax)       --         --              --     (  25,381)          --         --     (   25,381)
                                                                                                                   ------------
                                                                                                                         14,439
   Net Income                                --         --              --            --      496,489         --        496,489

         Total Comprehensive Income          --         --              --            --           --         --        510,928
                                      ---------      -----      ----------        ------      -------   --------     ----------
Balance at December 31, 1998          1,180,152      6,996      10,905,359        39,820      102,792   (664,820)    11,570,299
                                                                                                                     ----------

Net Proceeds
  from Sale of Stock                    121,367     (6,996)      1,338,371            --           --         --      1,452,742
                                                                                                                    -----------
ESOP Shares Allocated                        --         --              --            --           --     38,205         38,205
                                                                                                                    -----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Losses on Securities
       Available-For-Sale:
       Unrealized Holding Losses
         Arising During the Period
           (Net of $339,205 Income Tax)      --         --              --      (658,456)          --         --     (  658,456)
       Less: Reclassification Adjustment
           (Net of $4,326 Income Tax)        --         --              --         8,398           --         --          8,398
                                                                                                                   ------------
                                                                                                                     (  650,058)
   Net Income                                --         --              --            --    1,087,097         --      1,087,097
         Total Comprehensive Income          --         --              --            --           --         --        437,039
                                      ---------      -----      ----------        ------      -------   --------    -----------

Balance at December 31, 1999          1,301,519         --      12,243,730      (610,238)   1,189,889   (626,615)    13,498,285
                                                                                                                    -----------

Net Proceeds
  from Secondary Stock Offering         163,993         --       2,007,731            --           --         --      2,171,724
                                                                                                                    -----------
ESOP Shares Allocated                        --         --              --            --           --     74,986         74,986
                                                                                                                    -----------
Additional ESOP Shares Issued                --         --              --            --           --   (599,994)      (599,994)
                                                                                                                    -----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Gains
         Arising During the Period
           (Net of $360,563 Income Tax)      --         --              --       699,915           --         --        699,915
                                                                                                                   ------------

Net Income                                   --         --              --            --    1,379,687         --      1,379,687
                                                                                                                   ------------
         Total Comprehensive Income          --         --              --            --           --         --      2,079,603
                                      ---------      -----      ----------        ------      -------   --------   ------------
Balance at December 31, 2000          1,465,512         --      14,251,461        89,677    2,569,576 (1,151,623)    17,224,603
                                      =========      =====      ==========        ======    ========= ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.



State of Franklin Bancshares, Inc.
Consolidated Statements of Cash Flows

For the Years Ended December 31, 2000, 1999, and 1998



                                                                            2000                1999               1998
                                                                     -----------        ------------       ------------
Cash Flows from Operating Activities
Net Income                                                             1,379,686           1,087,097            496,489
Items Not Affecting Cash and Cash Equivalents:
   Depreciation                                                          275,989             260,484            200,848
   (Increase) in Accrued Interest                                   (    271,004)      (     585,476)     (     285,203)
   Deferred Tax Assets                                              (     74,874)      (      71,570)     (     139,229)
   Provisions for Loan Losses                                            302,609             181,429            275,127
   (Increase) Decrease in Prepaid Expenses
     and Accounts Receivable                                                 528              78,597             23,673
   Increase (Decrease) in Interest Payable                                92,674       (       8,035)            60,300
   Increase (Decrease) in Accounts Payable
     and Accrued Expenses                                           (    192,242)            293,103             67,353
   Increase in Deferred Loan Fees, Net                                    48,072               4,993             14,873
   (Gain) on Sale of Investments                                             --        (      12,724)     (      38,769)
   Discount Accretion                                               (     62,403)      (      10,046)     (       9,097)
   Earned ESOP Shares                                                     74,986              38,205             12,075
   FHLB Stock Dividends                                             (    106,800)      (      75,800)     (      20,359)
   (Increase) Decrease in Loans Available-For-Sale                       188,640           1,173,838      (   1,447,100)
                                                                    ------------         -----------        -----------

       Net Cash Provided (Used) by Operating Activities                1,655,861           2,354,095      (     789,019)
                                                                    ------------         -----------       ------------


Cash Flows from Investing Activities
Purchase of Held-to-Maturity Investments                                     --        (  13,987,813)                --
Purchase of Available-for-Sale Investments                          ( 17,658,492)      (  17,041,379)       (20,233,390)
Proceeds from Maturities of Held-to-Maturity Investments                      --                  --         10,000,000
Proceeds from Sale of Available-for-Sale Investments                     504,171             255,734          6,874,235
Proceeds from Maturities of Available-for-Sale Investments             1,002,305           6,595,000          7,500,000
Principal Payments on Mortgage-Backed Securities
  Available-for-Sale                                                         --               35,965            143,676
Increase in Loans Receivable, Net                                   ( 21,813,918)      (  29,217,319)     (  34,673,331)
Purchases of Premises and Equipment                                 (  1,613,680)      (     201,375)     (     749,918)
Purchase of FHLB Stock                                                        --       (     870,700)     (     451,000)
                                                                    ------------        ------------       ------------

       Net Cash Used by Investing Activities                        ( 39,579,614)      (  54,431,887)     (  31,589,728)
                                                                    ------------        ------------       ------------



                                (continued...)



State of Franklin Bancshares, Inc.
Consolidated Statements of Cash Flows

For the Years Ended December 31, 2000, 1999, and 1998



                                                                            2000                1999               1998
                                                                  --------------      --------------     --------------
Cash Flows from Financing Activities
Net Increase in Deposits                                              29,844,764          35,873,550         24,120,193
Net Increase (Decrease) in Advances by Borrowers
  for Taxes and Insurance                                          (      10,137)             18,588             38,873
Issuance of Common Stock, Net                                          2,171,724           1,452,742             55,483
ESOP Shares Purchased                                              (     599,994)                 --                 --
Organization Costs                                                            --                  --      (      11,355)
  Proceeds from Debt                                                  10,813,972           4,092,707         10,300,000
Repayments of Debt                                                 (      54,978)      (      61,310)     (     612,075)
                                                                   -------------       -------------       ------------

       Net Cash Provided by Financing Activities                      42,165,351          41,376,277         33,891,119
                                                                      ----------          ----------         ----------

       Net Increase (Decrease) in Cash and Cash Equivalents            4,241,598         (10,701,515)         1,512,372

Cash and Cash Equivalents at Beginning of Period                       3,226,657          13,928,172         12,415,800
                                                                     -----------          ----------         ----------

       Cash and Cash Equivalents at End of Period                      7,468,255           3,226,657         13,928,172
                                                                     ===========         ===========         ==========


Supplemental Schedule of Noncash Investing and Financing Activities:

Increase (Decrease) in Unrealized Gain on Securities
   Available-For-Sale, Net of Deferred Tax Liability               (     699,916)      (     650,058)            14,439
                                                                    ============        ============      =============
   Acquisition of Real Estate Property through
   Foreclosure of Related Loan                                                --              80,973            241,600
                                                                    ============       =============       ============
Origination of Mortgage Loan to Finance
   the Sale of Foreclosed Real Estate                                         --              81,000            270,000
                                                                    ============       =============       ============


Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:

     Taxes                                                             1,162,389             275,960            170,415
                                                                     ===========        ============       ============
     Interest                                                          8,817,791           6,178,524          4,700,835
                                                                     ===========         ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998



Note 1   Summary of Significant Accounting Policies
------   ------------------------------------------
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

         A second private placement offering began on November 17, 1999. The number of shares originally offered was 370,370 with a maximum of 555,555 shares at an offering price of $13.50. The offering expired June 30, 2000. A total of 275,085 shares had been sold through the expiration date, generating gross proceeds of $3,713,648. Expenses associated with the offering totaled $124,277.

         The State of Franklin Savings Bank's primary market area is Washington and Sullivan Counties and their immediate vicinity in Tennessee. The Savings Bank has three branches in Johnson City, Tennessee, and two branches in Kingsport, Tennessee.

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


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998

Note 1   Continued
------
         Land, Buildings and Equipment

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

         The allowance for loan losses is maintained at a level, which in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Savings Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and decreased by charge-offs (net of recoveries).

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


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998


Note 1   Continued

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

         Reclassifications

         In instances where required, amounts reported in prior years' financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the December 31, 2000 consolidated financial statements.

Note 2   Land, Buildings and Equipment

     Fixed assets at December 31, 2000, 1999 and 1998 are summarized as follows:


                                                                   2000                 1999                  1998
                                                          -------------       --------------         -------------

         Land                                                 1,450,000              850,000               850,000
         Buildings and Leasehold Improvements                 2,941,388            2,296,821             2,213,345
         Furniture, Fixtures and Equipment                    1,888,152            1,519,039             1,401,140
                                                              ---------            ---------             ---------
                                                              6,279,540            4,665,860             4,464,485
         Less: Accumulated Depreciation                         883,607              607,618               347,134
                                                             ----------           ----------            ----------

                                                              5,395,933            4,058,242             4,117,351
                                                              =========            =========             =========



State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998


Note 3   Loans and Leases Receivable

         Loans and leases receivable at December 31, 2000, 1999 and 1998 consist of the following:



                                                                                2000             1999              1998
                                                                    ---------------- ----------------    --------------

              First Mortgage Loans                                        54,716,151       43,715,282        35,195,869
              Construction Loans                                          24,454,126       23,525,380        22,024,861
              Consumer Loans                                              10,066,638        9,703,102         7,726,136
              Participation Loans, Net                                       533,676          533,676           863,162
              Commercial Loans                                            50,931,829       41,919,362        26,603,529
              Savings Account Loans                                          138,122          248,964           545,011
              Credit Line Advances                                           392,295          419,062           396,618
              Direct Finance Leases                                        1,461,095          904,705           120,999
                                                                       -------------   --------------      ------------

                Gross Loans and Leases Receivable                        142,693,932      120,969,533        93,476,185
                                                                         -----------      -----------        ----------

              Less:
                Undisbursed Portion of Loans in Process               (    6,418,090) (     6,457,206)    (   8,179,727)
                Net Deferred Loan Origination Fees                    (      120,626) (        72,554)    (      67,561)
                Accumulated General Loan Loss Allowance               (    1,062,511) (       810,303)    (     630,324)
                                                                       -------------   --------------      ------------

                                                                      (    7,601,227) (     7,340,063)    (   8,877,612)
                                                                       -------------    -------------       -----------

              Loans and Leases Receivable - Net                          135,092,706      113,629,470        84,598,573
                                                                         ===========      ===========        ==========

         An analysis of the allowance for loan and lease losses is as follows:



                                                                                2000             1999              1998
                                                                    ----------------   --------------    --------------
                Balance - Beginning of Period                                810,303          630,324           355,474
                Provision for Losses                                         302,609          181,429           275,127
                Actual Loan and Lease Losses                             (    50,401)    (      1,450)    (         277)
                                                                    ----------------  ----------------  ---------------
                Balance - End of Period                                    1,062,511          810,303           630,324
                                                                    ================  ================  ===============

         The gross amount of participation loans serviced by State of Franklin Savings Bank has remained at $1,067,240 for years ending December 31, 2000 and 1999 and $1,220,000 at year ending December 31, 1998.

Note 4   Supervision and Regulation

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



State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998


Note 4   Continued

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


         Federal Regulation

         The Company is subject to regulation by the Federal Reserve Bank (FRB) and is required to file annual reports with the FRB. The Company is subject to examination by the FRB and is required to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting stock of a bank. The Company is only able to engage in, own, or control companies that engage in activities closely related to banking.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Savings Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2000, the most recent notification from the FDIC categorized the Savings Bank as well-capitalized under the regulatory framework for prompt corrective action. The "prompt corrective action" regulations established five categories of depository institutions: (1) well-capitalized, (2) adequately capitalized, (3) under-capitalized,
         (4) significantly under-capitalized, and (5) critically under-capitalized. Each category relates to the level of capital for the depository institution. A "well-capitalized" institution meets the minimum level required by regulation (i.e., total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater). To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998

Note 4   Continued

         The capital ratios for State of Franklin Savings Bank are as
         follows:                                                                         For Capital
                                                                                          Adequacy Purposes
                                                                                          And To Be Well
                                                                                          Capitalized Under
                                                                                          Prompt Corrective
                                                                   Actual                 Action Provisions
                                                                   ------                 -----------------
                                                                                        Amount
                                                                                    (greater than or
               In Thousands (Unaudited)                      Amount        Ratio        equal to)      Ratio
               ------------------------                      ------        -----         ------        -----
         As of December 31, 2000:
                Total Risk-Based Capital
                  (to Risk-Weighted Assets)                  16,355       12.78%          12,802       10.0%
                Tier 1 Capital
                  (to Risk-Weighted Assets)                  15,325       11.97%           7,681        6.0%
                Tier 1 Capital
                  (to Adjusted Total Assets)                 15,325        7.93%           9,665        5.0%
         As of December 31, 1999:
                Total Risk-Based Capital
                  (to Risk-Weighted Assets)                  13,303       13.12%          10,140       10.0%
                Tier 1 Capital
                  (to Risk-Weighted Assets)                  12,222       12.05%           6,084        6.0%
                Tier 1 Capital
                  (to Adjusted Total Assets)                 12,222        7.91%           7,730        5.0%

The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                                                          For Capital
                                                                                          Adequacy Purposes
                                                                                          And To Be Well
                                                                                          Capitalized Under
                                                                                          Prompt Corrective
                                                                   Actual                 Action Provisions
                                                                   ------                 -----------------
                                                                                         Amount
                                                                                    (greater than or
               In Thousands (Unaudited)                      Amount        Ratio       or equal to)    Ratio
               ------------------------                      ------        -----         ------        -----
         As of December 31, 2000:
                Total Risk-Based Capital
                  (to Risk-Weighted Assets)                  18,197       14.15%          12,858       10.0%
                Tier 1 Capital
                  (to Risk-Weighted Assets)                  17,135       13.33%           7,715        6.0%
                Tier 1 Capital
                  (to Adjusted Total Assets)                 17,135        8.79%           9,747        5.0%

         As of December 31, 1999:
                Total Risk-Based Capital
                  (to Risk-Weighted Assets)                  14,919       14.66%          10,176       10.0%
                Tier 1 Capital
                  (to Risk-Weighted Assets)                  14,109       13.86%           6,106        6.0%
                Tier 1 Capital
                  (to Adjusted Total Assets)                 14,109        9.09%           7,769        5.0%


Note 5   Mortgage-Backed Securities

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


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998


Note 6   Employee and Director Benefit Plans

         Employee Stock Ownership Plan

         The company has an employee stock ownership plan (ESOP) for those employees who meet the eligibility requirements of the plan. The ESOP was established and funded for 1997. On February 28, 1998, 5,236 shares of the Savings Bank with a fair value of $57,600 were issued for the 1997 contribution. The Savings Bank stock was exchanged for Company stock as discussed in Note 1. During the third quarter of 1998, the ESOP borrowed $700,000 from the Company and used the funds to purchase 63,636 shares of common stock of the Company at $11 per share. Note payments are $8,218 per month for ten years with a fixed interest rate of 7.25%. The note balances outstanding at December 31, 2000, 1999 and 1998 were $571,637, $626,615 and $692,022, respectively. A related loan was granted for the purpose of leveraging the ESOP in the amount of $700,000 with similar terms and collaterized with stock. The note balances outstanding at December 31, 1999, 1998 and 1997 were $571,637, $626,615 and $687,925, respectively.

         On June 30, 2000, the ESOP borrowed an additional $599,994 from the Company and used the funds to purchase 44,444 additional shares of common stock of the Company at $13.50 per share. Note payments are $7,280 per month for ten years with a fixed interest rate of 8.00%. The note balance outstanding at December 31, 2000 was $579,985. Shares owned by the ESOP at December 31, 2000 totaled 130,942.

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



                                                           December 31,
                                                     2000                1999
                                               -------------            --------
         Number of Shares
              Released and Allocated                  26,431              16,054
              Committed to be Released                 5,554               5,188
              Suspense                                98,957              59,804

         Fair Value
              Released and Allocated                 396,465             216,729
              Committed to be Released                83,310              70,038
              Suspense                             1,484,355             807,354


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



                                                             December 31,
                                                      2000                1999
                                                   ---------           ---------
         Compensation Expense                        186,000             127,272
         Contributions                               186,000             127,272


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



State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998


Note 6   Continued

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

         The stock option plans for outside directors and for management were amended, effective April 17, 1998 and again June 23, 2000, for a portion of the secondary offerings (75,192 and 60,546 shares, respectively). Approximately one-third of these shares was allocated to outside directors and the remaining to management. The exercise price of these options was set at $11 per share for options granted April 17, 1998 and $13.50 for options granted June 23, 2000. The other terms of these options are the same as the terms of the original options.

         An additional stock incentive plan was started October 15, 1999. 34,000 stock options were granted for management employees with an exercise price of $13.50. These options vest over five years and expire after ten years. There are significant restrictions imposed based on continued employment.

                                                                               Awarded  And                  Weighted Average
                                                                                Unexercised       Vested      Exercise Price
                                                                                   Options        Options      Per Share
                                                                                   -------        -------      ---------
December 31, 1999
-----------------
Options Granted - Outside Directors                January 1, 1999               55,557           24,993           $10.45
Options Granted - Management                       January 1, 1999              111,128           44,452           $10.45
                                                   During 1999                   34,000               --           $13.50
Options Exercised                                                            (      554)              --           $10.00
Options Expired - Outside Directors                                          (    4,997)              --           $10.00
                                                                              ---------       ----------

Options Outstanding                                December 31, 1999            195,134           69,445
                                                                                =======           ======

December 31, 2000
-----------------
Options Granted - Outside Directors                January 1, 2000               50,006           35,001           $10.50
                                                   During 2000                   23,508                            $13.50
Options Granted - Management                       January 1, 2000              145,128           73,476           $11.16
                                                   During 2000                   37,038               --           $13.50
                                                                                --------      ----------
Options Outstanding                                December 31, 2000            255,680         108,477
                                                                                =======         =======


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


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998


Note 7   Deposits

         Savings deposit balances are summarized as follows:

                                                        December 31, 2000                        December 31, 1999
                                                 Average                                 Average
                                                  Rate       Amount       Percent          Rate       Amount      Percent
                                                  ----       ------       -------          ----       ------      -------
              Passbook                            4.68     16,657,166      10.28            4.85    43,579,494      32.96
              Interest-Free Checking               --       9,503,943       5.86             --      7,762,451       5.87
              NOW                                 2.00      7,465,557       4.61            1.99     6,285,555       4.75
              Money Market Deposit                5.51     31,022,840      19.14            4.48    13,790,665      10.43
                                                         ------------    -------                  ------------    --------

                                                           64,649,506      39.89                    71,418,165      54.01
                                                         ------------    -------                  ------------    -------

              Fixed Term Certificate Accounts
                Balances $100,000 or Greater      6.38     23,480,179      14.48            5.65    14,620,826      11.05
                Balances Less than $100,000       6.36     73,952,705      45.63            4.67    46,198,635      34.94
                                                         ------------    -------                  ------------    -------

                                                           97,432,884      60.11                    60,819,461      45.99
                                                         ------------    -------                  ------------    -------

                                                          162,082,390     100.00                   132,237,626     100.00
                                                          ===========     ======                   ===========     ======

The contractual maturity of certificate accounts at December 31, 2000 and 1999, is as follows:

                                        Year Ending December 31, 2000               Year Ending December 31, 1999
                                        -----------------------------               -----------------------------
                                          2001             81,572,541               2000            42,805,186
                                          2002             13,728,541               2001             5,447,698
                                          2003              1,810,104               2002            11,749,728
                                          2004                321,698               2003               789,631
                                          2005 and After           --               2004 and After      27,218
                                                           ----------                               ----------
                                                           97,432,884                               60,819,461
                                                           ==========                               ==========

Note   8 Accrued Interest Receivable, Net


                                                                                    2000                  1999
                                                                           -------------         -------------
         Loans (net of allowance for uncollected interest of $0)                 826,044               640,909
         Investment Securities                                                   703,354               620,334
         Cash and Due from Banks                                                     517                 1,015
                                                                               ---------             ---------
                                                                               1,529,915             1,262,258
                                                                               =========             =========

Note   9 Federal Home Loan Bank Advances

     Advances from FHLB are summarized as follows for the periods ended December
     31, 2000 and 1999:

         Contractual Maturity                                                    2000                  1999
         --------------------                                                    ----                  ----
         Short-Term (Rate Floats Daily) (Within One Year)                     12,660,000             4,045,000
                                                                              ==========             =========
         Fixed Rate (Within 10 Years)                                         11,246,679             9,000,000
                                                                              ==========             =========
         Weighted Average Rate                                                     6.07%                 5.43%

     The Savings Bank pledges as collateral for these borrowings selected qualifying mortgage loans (as defined) under an agreement with the FHLB. Loans pledged at December 31, 2000 and 1999 were approximately $35,860,019 and $19,669,661, respectively.


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998


Note 10  Other Noninterest Expense

         Other noninterest expense amounts are summarized as follows for the periods ended December 31, 2000, 1999 and 1998:

                                                                                  2000           1999            1998
                                                                             ---------      ---------       ---------
Other Noninterest Expense:
               Seminars and Education Expenses                                  48,826         42,550          36,343
               Insurance Expense                                                56,591         42,237          32,241
               Professional Expenses and Supervisory Examinations              141,214        118,729          99,748
               Office Supplies and Postage                                     136,832        156,513         149,478
               Telephone                                                        89,058        114,625          82,512
               Other                                                           351,149        271,658         187,556
                                                                               -------        -------         -------

                                                                               823,670        746,312         587,878
                                                                               =======        =======         =======

Note 11  Investment Securities

         The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at December 31, 2000 and 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.


 December 31, 2000:

                                                                                     Gross            Gross       Estimated
                                                                    Amortized       Unrealized      Unrealized      Market
                                                                      Cost           Gains           Losses         Value
                                                                      ----           -----           ------         -----
Available-for-Sale:

   United States Government Agency Securities Maturing:
     After one year but within five years                           998,166             --           7,088        991,078
     After five years but within ten years                       18,771,856         44,900         162,495     18,654,261
     Over ten years but within fifteen years                      1,923,946         48,719          15,858      1,956,807
     Over fifteen years but within twenty years                   1,763,598        109,422              --      1,873,020

   Municipal Securities Maturing:
     After one year but within five years                           510,000          2,658              --        512,658
     After five years but within ten years                          770,000         12,405              --        782,405
     Over ten years but within fifteen years                      2,022,990          9,352              --      2,032,342
     Over fifteen years but within twenty years                     747,345         31,539              --        778,884

   Equity Securities (Preferred Stock in
     U S Government Agencies):
       Callable after 1 year but within five years                7,000,000         52,321              --      7,052,321
       Callable after five years but within ten years             1,000,000         10,000              --      1,010,000
   Other
       Within one year                                            3,070,691             --              --      3,070,691
                                                                -----------  -------------   -------------    -----------

                          Total Available-for-Sale               38,578,592        321,316         185,441     38,714,467
                                                                 ==========        =======         =======     ==========

             Held-to-Maturity:

  United States Government Agency Securities Maturing:
    After one year but within five years                          1,999,598             --          12,384      1,987,214
    After five years but within ten years                        11,989,770          4,171         188,544     11,805,397
                                                                 ----------     ----------      ----------     ----------
                          Total Held-to-Maturity                 13,989,368          4,171         200,928     13,792,611
                                                                 ==========     ==========      ==========     ==========


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998

Note 11 Continued

        December 31, 1999:
                                                                                      Gross         Gross       Estimated
                                                                Amortized          Unrealized     Unrealized      Market
                                                                   Cost               Gains         Losses         Value
                                                                   ----               -----         ------         -----
Available-for-Sale:
   United States Government Agency Securities Maturing:
     After one year but within five years                           997,706             --          31,336        966,370
     After five years but within ten years                       15,765,456             --         713,089     15,052,367
     Over ten years but within fifteen years                      2,993,262             --         180,178      2,813,084
   Equity Securities
     Callable after five years but within ten years               1,000,000             --              --      1,000,000
   Other
     Within one year                                              1,608,770             --              --      1,608,770
                                                                -----------  -------------   -------------    -----------
             Total Available-for-Sale                            22,365,194             --         924,603     21,440,591
                                                                 ==========  =============   =============     ==========

Held-to-Maturity:
   United States Government Agency Securities Maturing:
     After one year but within five years                         1,000,000             --          27,138        972,862
     After five years but within ten years                       12,988,346             --         660,024     12,328,322
                                                                 ----------  -------------      ----------     ----------
           Total Held-to-Maturity                                13,988,346             --         687,162     13,301,184
                                                                 ==========  =============      ==========     ==========


     Gross proceeds from sales of investment securities available-for-sale for the period ended December 31, 2000, 1999 and 1998 were $0, $6,630,965, and $14,374,235, respectively, resulting in gross gains of $0, $12,724, and $38,769, respectively.

Note 12  Legal Proceedings

     The Company and its subsidiaries are periodically involved in legal proceedings that are generally incidental to their businesses. At December 31, 2000, there were no legal proceedings that were expected to have a material impact on the Company's financial statements.

Note 13  Related Party Transactions

     The Savings Bank has granted loans to its executive officers and directors. Management believes that such loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Loan balances to executive officers and directors at December 31, 2000 and 1999 were as follows:


                                                      2000               1999
                                                 -------------      ------------
Loan Balances at the Beginning of the Period         2,702,537        2,826,000
New Loans                                              898,963          202,812
Repayments                                          (1,812,572)      (  326,275)
                                                     ---------       ----------
Loan Balances at the End of the Period               1,788,928        2,702,537
                                                     =========        =========

     Executive officers and directors have lines of credit that have not been used in the amount of $781,127 and $323,209 at December 31, 2000 and 1999, respectively.

     Two individuals,  one a director and the other an officer and director, are
     also  partners  in  a  partnership  in  which  the  following   significant
     transaction occurred:

     The Savings Bank leases the Browns Mill Office in Johnson City from the partnership. The monthly lease payments were $2,550 per month for all of 1998 and part of 1999, increasing to $2,932 as of September 1, 1999 and extending to August 31, 2002.



State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998

Note 14  Commitments

         In the normal course of business, State of Franklin Savings Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Savings Bank are as follows:

                                                December 31, 2000                          December 31, 1999
                                                -----------------                          -----------------
                                         Fixed         Variable                       Fixed        Variable
                                        Rate             Rate         Total           Rate          Rate          Total
                                        ----             ----         -----           ----          ----          -----
         Mortgage Loans to Originate     271,200             --       271,200        100,000      1,896,550      1,996,550
         Construction Loans              469,185      5,924,394     6,393,579        241,701      6,195,828      6,437,529
         Unsecured Lines of Credit            --        978,359       978,359             --        526,107        526,107
         Overdraft Protection Accounts   370,852             --       370,852        318,458             --        318,458
         Home Equity Lines of Credit          --      4,969,611     4,969,611             --      3,879,949      3,879,949
         Commercial                           --      5,370,550     5,370,550             --      3,795,484      3,795,484
                                       ---------    -----------   -----------   ------------    -----------    -----------

                                       1,111,237     17,242,914    18,354,151        660,159     16,293,918     16,954,077
                                       =========     ==========    ==========        =======     ==========     ==========


     Commitments under standby letters of credit totaled approximately $67,500 and $215,407 December 31, 2000 and 1999, respectively.

     At December 31, 2000, the Savings Bank had unused lines of credit for funds purchases and daylight overdrafts with two banks. The lines total $4,000,000 and have variable interest rates based on the lending bank's daily federal funds rate. The Savings Bank also has available lines of credit with FHLB in the amount of $21,093,321.

     The Savings Bank is engaged in the sale of mortgage loans on the secondary market. These loans are sold outright and are not serviced by the Savings Bank. The gain on the sale of these mortgage loans is as follows:

                                                       2000              1999
                                                 ------------      ------------

               Selling Price                        7,359,346         8,832,597
               Less: Carrying Value                 7,244,050         8,690,751
                         Loan Cost                     52,699            40,084
                                                  -----------       -----------
               Net Gain on Loans Sold                  62,597           101,762
                                                   ==========        ==========

     At  December  31,  2000 and  1999,  the  Savings  Bank had  mortgage  loans committed to be sold totaling $264,922 and $453,562, respectively. Commitments to originate loans to be sold on the secondary market were $486,384 and $416,050 at December 31, 2000 and 1999, respectively.

     The Savings Bank leases office space at the Browns Mill Road, Johnson City, branch location under an operating lease which was scheduled to expire on August 31, 1999 with an option to renew and extend for another three years. The Savings Bank exercised the option and the lease has been extended until August 31, 2002. The Savings Bank has two automobile leases that expire on April 4, 2003 and July 8, 2003. The Savings Bank also leases storage space at the Browns Mill Road, Johnson City, branch location under a month-to-month operating lease.

     Management expects as operating leases expire in the normal course of business, they will be renewed or replaced by leases on other properties at current market rental rates at the time of renewal.

     Approximate minimum future rentals to be paid under the cancelable and noncancelable leases for five years subsequent to December 31, 2000 are as follows:

                                           Noncancelable          Cancelable
     Years Ended                              Leases-               Leases-
     December 31,                          Building & Auto         Building
    ------------                          ---------------           --------
        2001                                    55,099               1,680
        2002                                    55,099               1,680
        2003                                    44,330               1,680
        2004                                    35,190               1,680
        2005                                    35,190               1,680
        ----                                    ------               -----
  Total Minimum Future Rentals                 224,908               8,400
                                               =======               =====


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998


Note 15  Fair Value of Financial Instruments

         The fair value of financial instruments is disclosed to comply with SFAS No. 107, Disclosure about Fair Value of Financial Instruments. The following tables present estimates of fair value for the Savings Bank's financial instruments at December 31, 2000 and 1999:


                                                                                       Carrying             Fair
                                                                                       Amount               Value
                                                                                       ------               -----
         December 31, 2000:

         Financial Assets:
              Cash and Cash Equivalents                                               7,468,255           7,468,255
              Investment Securities                                                  52,703,835          52,642,953
              Loans                                                                 136,420,139         136,420,139
              Accrued Interest Receivable                                             1,542,443           1,542,443

         Financial Liabilities:
              Deposits                                                              162,082,390         162,243,761
              Advance Payments by Borrowers  for Taxes and Insurance (Escrows)          107,235             107,235
              Accrued Interest on Deposits                                              188,408             188,408
              Notes Payable                                                             571,637             488,154
              FHLB Advances                                                          23,906,679          23,937,013

December 31, 1999:
------------------
         Financial Assets:
              Cash and Cash Equivalents                                               3,226,657           3,226,657
              Investment Securities                                                  35,428,937          34,741,775
              Loans                                                                 114,083,032         113,565,759
              Accrued Interest Receivable                                             1,271,439           1,271,439

         Financial Liabilities:
              Deposits                                                              132,237,626         132,286,777
              Advance Payments by Borrowers for Taxes and Insurance (Escrows)           117,371             117,371
              Accrued Interest on Deposits                                               95,734              95,734
              Notes Payable                                                             626,615             596,843
              FHLB Advances                                                          13,092,708          13,092,708


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




State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998


Note 15  Continued


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



State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998


Note 16  Federal Income Tax

     A reconciliation between the effective income tax expense or benefit and the amount computed by multiplying the projected statutory federal income tax rate for the period ended December 31, 2000, 1999 and 1998 is as follows:



                                                                         2000              1999              1998
                                                                       ---------        ---------          --------
         Computed "Expected" Tax (Expense)                              (794,746)        (602,076)         (186,556)
         Bad Debt Deduction                                              118,018           68,490           110,492
         Amortization of Organization Expense                             21,133           23,232            17,845
         Other                                                         (  44,219)       (  23,223)      (       855)
         FHLB Dividends                                                   41,691           25,772             6,868
                                                                        --------         --------         ---------

         Provision for Income Taxes                                     (658,123)        (507,805)        (  52,206)
                                                                         =======          =======          ========

         Current Income Tax (Expense)                                   (721,546)        (579,375)         (183,707)
         Deferred Income Tax Benefit                                      63,423           71,570           131,501
                                                                        --------         --------           -------

         Provision for Income Taxes                                     (658,123)        (507,805)        (  52,206)
                                                                         =======          =======          ========

         Deferred Tax Assets:
              Due to Net Operating Loss Carryforward                          --            3,517                --
              Due to Unrealized (Gains) Losses on Investments          (  51,633)         314,365         (  20,496)
              Due to FHLB Dividends                                    (  77,147)       (  26,294)       (    6,868)
              Due to Reserve for Loan Losses                             403,754          307,915           214,310
              Other                                                       38,841               --                --
                                                                        --------    -------------      ------------
         Deferred Tax Assets - Net                                       313,815          599,503           186,946
                                                                         =======          =======           =======

     The Savings Bank had a net operating loss NOL carryforward of $195,157 which was used to offset federal taxable income in 1998. The holding company has a net operating loss carryforward of $10,435 for 1999.

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


Note 17  Comprehensive Income

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


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998


Note 18  Earnings (Loss) Per Share

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

     Earnings per Share Computation:

                                                                     2000                1999               1998
                                                                ------------        ------------       ------------
         Net Income                                                1,379,687           1,087,097            496,489

         Average Basic Shares Outstanding                          1,329,958           1,123,721          1,117,270

         Basic Earnings Per Share                                       1.04                0.97               0.44
                                                                        ====                ====               ====


         Net Income                                                1,379,687           1,087,097            496,489

         Average Basic Shares Outstanding                          1,329,958           1,123,721          1,117,270
         Dilutive Effect Due to Stock Options                         42,873              24,828              6,484
                                                                 -----------         -----------       ------------

         Average Shares Outstanding, as Adjusted                   1,372,831           1,148,549          1,123,754

         Diluted Earnings Per Share                                     1.00                0.95               0.44
                                                                        ====                ====               ====


Note 19  Condensed Parent Company Only Financial Statements

         Statement of Financial Position

                                                                                     December 31,       December 31,
                                                                                         2000               1999
                                                                                         ----               ----
                  Assets:

         Cash and Cash Equivalents                                                    1,314,064           1,467,135
         Investments - Available-for-Sale                                               494,462             467,471
         Investments in Subsidiaries                                                 15,986,334          12,200,724
         Deferred Tax Assets                                                              3,099               3,099
                                                                                 --------------           ---------
                Total Assets                                                         17,797,959          14,138,429
                                                                                     ==========          ==========
         Liabilities:

         Notes Payable                                                                  571,637             626,615
         Accounts Payable and Accrued Expenses                                            1,719              13,529
                                                                                 --------------       -------------
                Total Liabilities                                                       573,356             640,144
                                                                                   ------------        ------------
         Stockholders' Equity:

         Common Stock, $1.00 Par Value,
            Authorized: 10,000,000 Shares; Issued: 1,465,512 Shares                   1,465,512           1,301,519
         Paid-In Capital                                                             14,251,461          12,243,730
         Accumulated Other Comprehensive Income                                          89,678       (     610,238)
         Retained Earnings                                                            2,569,575           1,189,889
         Less: Employee Stock Ownership                                            (  1,151,623)      (     626,615)
                                                                                    -----------        ------------
                Total Stockholders' Equity                                           17,224,603          13,498,285
                                                                                     ----------          ----------
                    Total Liabilities and Stockholders' Equity                       17,797,959          14,138,429
                                                                                     ==========          ==========


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999, and 1998


Note 19  Continued


         Statement of Income

                                                                                   Period Ended         Period Ended
                                                                                   December 31,         December 31,
                                                                                           2000                 1999
                                                                                           ----                 ----
         Interest Income                                                                 50,659              27,041
         Other Operating Expenses                                                     (  60,343)          (  35,205)
                                                                                      ---------           ---------
         Income (Loss) before Income Taxes and Equity
           in Undistributed Earnings of Subsidiaries                                  (   9,684)          (   8,164)
         Provision for Income Taxes                                                   (   3,676)          (   3,099)
                                                                                      ---------           ---------
        Income (Loss) before Equity in Undistributed Earnings of Subsidiaries         (   6,008)          (   5,065)
         Equity in undistributed Earnings of Subsidiaries                             1,385,695           1,092,162
                                                                                      ---------           ---------
         Net Income                                                                   1,379,687           1,087,097
                                                                                      =========           =========


         Statement of Cash Flows
                                                                                   Period Ended          Period Ended
                                                                                    December 31,          December 31,
                                                                                       2000                   1999
                                                                                       ----                   ----
         Cash Flows from Operating Activities
                Net Income                                                            1,379,687           1,087,097
                Items Not Affecting Cash and Cash Equivalents:
                  Equity in Undistributed Earnings of Subsidiaries                  ( 1,385,695)         (1,092,162)
                  Deferred Tax Asset                                                         --          (    3,099)
                  Increase (Decrease) in Accounts Payable                           (    11,810)             10,786
                  Earned ESOP Shares                                                     74,986              38,205
                  (Increase) Decrease in Accounts Receivable                                 --             108,286
                                                                                    -----------          ----------
                    Net Cash Provided by Operating Activities                            57,168             149,113
                                                                                    -----------          ----------
         Cash Flows from Investing Activities
                Purchase of Available-for-Sale Investments                         (     26,991)         (  130,041)
                Proceeds from Sale of Available-for-Sale Investments                         --             255,734
                Investment in Subsidiary                                           (  1,700,000)         (  200,000)
                                                                                     ----------          ----------
                    Net Cash Used by Investing Activities                          (  1,726,991)         (   74,307)
                                                                                     ----------          ----------
         Cash Flows from Financing Activities
                Issuance of Common Stock, Net                                         2,171,724           1,452,742
                ESOP Shares Purchased                                              (    599,994)                 --
                Repayments of Debt                                                 (     54,978)         (   61,310)
                                                                                    -----------          ----------
                    Net Cash Provided by Financing Activities                         1,516,752           1,391,432
                                                                                      ---------           ---------
                    Net Increase (Decrease) in Cash and Cash Equivalents           (    153,071)          1,466,238
         Cash and Cash Equivalents at Beginning of Period                             1,467,135                 897
                                                                                      ---------       -------------
                    Cash and Cash Equivalents at End of Period                        1,314,064           1,467,135
                                                                                      =========           =========




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





Charles E. Allen, Jr.                                         Randal R. Greene

Chairman of the Board of Directors                            President
  and Chief Executive Officer







--------------------------------------------------------------------------------
1907 North Roan Street - P.O.  Box 940 - Johnson  City,  Tennessee  37605-0940 -
(423) 926-3300 - Facsimile (423) 232-4448




Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

     This item is incorporated by reference to pages 4, 5, and 9 of State of Franklin's Proxy Statement related to its 2001 Annual Meeting of Shareholders.

Item 10. Executive Compensation.

     This item is incorporated by reference to page 7 of State of Franklin's Proxy Statement related to its 2001 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     This item is incorporated by reference to page 6 of State of Franklin's Proxy Statement related to its 2001 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions

     This item is incorporated by reference to page 9 of State of Franklin's Proxy Statement related to its 2001 Annual Meeting of Shareholders.

Item 13. Exhibits and Reports on Form 8-K

(1)  Exhibits
     --------

Exhibit No.                Description

3.1*                       Charter of State of Franklin Bancshares, Inc.
3.2*                       Bylaws of State of Franklin Bancshares, Inc.
21                         Subsidiaries of State of Franklin Bancshares, Inc.
23                         Consent of Baylor and Backus
-------------------
* Incorporated herein by reference to the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 28, 1999 (File number 000-24675).

(2)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       STATE OF FRANKLIN BANCSHARES, INC.


                       By: /s/ Charles E. Allen, Jr.
                       ----------------------------------
                           Chairman of the Board

                       Date: March 27, 2001

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                     Capacity                                      Date
---------                     --------                                      ----

/ s /  Charles E. Allen,Jr.   Chairman of the Board, Director     March 27, 2001
---------------------------   (principal executive, financial,
     Chares E. Allen, Jr.     and accounting officer)

/ s /  Randal R. Greene       President, Director                 March 27, 2001
---------------------------
     Randal R. Greene

/ s /  Steven Gross               Director                        March 27, 2001
--------------------------
     Steven Gross

/ s /  Donald R. Jeanes           Director                        March 27, 2001
--------------------------
     Donald R. Jeanes

/ s / Henry J. Williams, M.D.     Director                        March 27, 2001
-----------------------------
     Henry J. Williams, M.D.

/s/ Kenneth E. Cutshall, M.D.     Director                        March 27, 2001
-----------------------------
     Kenneth E. Cutshall, M.D.

/ s / Charles E. Allen, Sr.       Director                        March 27, 2001
------------------------------
     Charles E. Allen, Sr.

/ s /  Richard S. Venable         Director                        March 27, 2001
------------------------------
     Richard S. Venable

/ s / Verrill M. Norwood, Jr.     Director                        March 27, 2001
------------------------------
     Verrill M. Norwood, Jr.

/ s / Cameron E. Perry            Director                        March 27, 2001
------------------------------
     Cameron E. Perry

/ s / Vance W. Cheek              Director                        March 27, 2001
------------------------------
     Vance W. Cheek



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


                                   Exhibit 23
                          Consent of Baylor and Backus

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-63187) of State of Franklin Bancshares, Inc. of our report dated March 15, 2001 which appears in Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

                                                              BAYLOR AND BACKUS


Johnson City, Tennessee
March 28, 2001