Form 10QSB
period 2001-03-31
STATE OF FRANKLIN BANCSHARES INC
filed 2001-05-14
CIK 1066626

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-QSB

     [X]          QUARTERLY  REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:    MARCH 31, 2001
                                                  --------------------

                                       OR
                                       --

     [ ]         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER:     0-24675
                           ---------


                           STATE OF FRANKLIN BANCSHARES, INC.
                      ------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          TENNESSEE                                       62-1607709
---------------------------------               --------------------------------
    (STATE OF INCORPORATION)                           (I.R.S.  EMPLOYER
                               IDENTIFICATION NO.)


          1907 NORTH ROAN STREET
          JOHNSON CITY, TENNESSEE                                  37601
         --------------------------                                -----
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                     (ZIP CODE)


                                  (423) 926-3300
                      ------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                             YES      X          NO
                                    ----

                                       1,465,512
                      ------------------------------------------
         (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 11, 2001)


            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES          NO    X
                                               ----

                             STATE OF FRANKLIN BANCSHARES, INC

                                          INDEX
                                          -----

PART I.        FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                                     PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                            4
                     THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   5
                     THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2000 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        6
                     THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                13


PART II.   OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                           15

        ITEM 2.   CHANGES IN SECURITIES                                                       15

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                              15

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         15

        ITEM 5.   OTHER INFORMATION                                                           15

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            15


PART 1  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                             STATE OF FRANKLIN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  MARCH 31,         DECEMBER 31,
                             ASSETS                           2001 - UNAUDITED     2000 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   4,471,814          4,715,833
Federal Funds Sold                                                   4,255,000          2,525,000
Short-Term Interest Bearing Deposits                                    38,955            227,422
Investments - HTM
   (Estimated Market 2000 - $7,978,242 and 2000 - $13,792,610)       7,991,500         13,989,368
Investments - AFS                                                   51,650,640         38,714,467
Loans Held for Sale                                                  1,201,935            264,922
Loans and Leases Receivable                                        138,650,986        136,155,217
   Less: Allowance for Loan and Lease Losses                        (1,137,763)        (1,062,511)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                137,513,223        135,092,706
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,329,199          1,542,443
Land, Buildings & Equip at Cost Less Accum Depr
   of $970,862 in 2001 and $883,607 in 2000                          5,324,116          5,395,933
Prepaid Expense and Accounts Receivable                                118,194             77,379
Investment in Service Bureau at Cost                                    15,000             15,000
Deferred Tax Assets                                                    110,069            313,815
FHLB Stock                                                           2,058,100          1,524,500
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 216,077,745        204,398,788
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $   8,367,554          9,503,943
Interest-Bearing Deposits                                          160,107,813        152,578,447
Advances by Borrowers for Taxes and Insurance                          173,879            107,235
Accrued Interest on Deposits                                           217,487            188,408
Accounts Payable and Accrued Expenses                                  387,195            296,388
FHLB Short-Term Advances                                                     0         12,660,000
FHLB Long-Term Advances                                             28,245,272         11,246,679
Deferred Gain on REO                                                    21,448             21,448
Notes Payable                                                          557,115            571,637
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 198,077,763        187,174,185
-------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,465,512
Paid-in Capital                                                     14,251,461         14,251,461
Accumulated Other Comprehensive Income                                 431,800             89,678
Retained Earnings                                                    2,981,461          2,569,575
  Less: Employee Stock Ownership                                    (1,130,252)        (1,151,623)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  17,999,982         17,224,603
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 216,077,745        204,398,788
=================================================================================================

      The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------------
INTEREST INCOME:                                      2001 - UNAUDITED  2000 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     3,016,603         2,481,052
Other Interest Income                                          975,424           618,394
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 3,992,028         3,099,446
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         2,164,843         1,628,754
Interest on Short-Term Debt                                     84,776            80,118
Interest on Long-Term Debt                                     305,617           124,066
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                2,555,236         1,832,938
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           1,436,792         1,266,508
PROVISION FOR LOAN LOSSES                                      (78,277)          (56,938)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            1,358,515         1,209,570
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 107,134            90,017
Net Gain on Loans Sold                                          28,347             8,739
Insurance Commission Income                                      3,322            10,087
Rental Income, Net                                              16,237            15,024
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      155,039           123,867
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              429,037           380,166
Occupancy Expenses                                              72,769            76,095
Furniture and Equipment Expense                                 81,102            69,866
Advertising                                                     23,677            14,428
Data Processing Expense                                        113,480            83,894
Other                                                          203,196           222,796
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                    923,262           847,245
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                590,293           486,192
PROVISION FOR INCOME TAXES                                    (178,407)         (158,106)
----------------------------------------------------------------------------------------
       NET INCOME                                      $       411,886           328,086
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          0.30              0.26
  DILUTED                                                         0.29              0.25
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,366,126         1,271,086
  DILUTED                                                    1,424,281         1,307,868
========================================================================================

  The accompanying notes are an integral part of the consolidated financial statements.



                                    STATE OF FRANKLIN BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2000 (AUDITED)


                                                               Accumulated
                                                                  Other                 Employee
                                    Common         Paid-In     Comprehensive Retained    Stock
                                     Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------  -------------
Balance at December 31, 1999          1,301,519   12,243,730     (610,238)  1,189,889    (626,615)     13,498,285
                                                                                                    -------------
Net Proceeds
  from Sale of Stock                    163,993    2,007,731           --          --          --       2,171,724
                                                                                                    -------------
ESOP Shares Allocated                        --           --           --          --      74,986          74,986
                                                                                                    -------------
Additional ESOP Shares Issued                                                            (599,994)       (599,994)
                                                                                                    -------------
Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
           (Net of $360,563 Income Tax)      --           --      699,915          --          --         699,915

  Net Income                                 --           --           --   1,379,687          --       1,379,687
                                                                                                    -------------
        Total Comprehensive Income           --           --           --          --          --       2,079,603
                                    -----------    ----------   ---------   ---------  ----------   -------------
Balance at December 31, 2000          1,465,512    14,251,461      89,677   2,569,576  (1,151,623)     17,224,603

ESOP Shares Allocated                        --           --           --          --      21,371          21,371

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $229,515 Income Tax)       --           --      383,341          --          --         383,341
      Less: Reclassification Adjustment
          (Net of $25,263 Income Tax)        --           --      (41,218)         --          --         (41,218)
                                                                                                    -------------
                                                                                                          342,123

  Net Income                                 --           --           --     411,885          --         411,885
                                                                                                    -------------
        Total Comprehensive Income           --           --           --          --          --         754,008
                                    ------------  ----------     ---------  ---------  -----------  -------------
Balance at March 31, 2001              1,465,512  14,251,461       431,800  2,981,461  (1,130,252)     17,999,982
                                    ============  ==========     =========  =========  ===========  =============


        The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                               2001 - UNAUDITED  2000 - UNAUDITED
                                                                               ----------------  ----------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net Income                                                                      $     411,886          328,086
  Items Not Affecting Cash:
    Depreciation                                                                         92,567           68,997
    Decrease in Accrued Interest                                                        213,244           51,121
    Deferred Income Taxes (Benefit)                                                     (14,707)         (34,323)
    Provision for Loan and Lease Losses                                                  78,277           56,938
    (Increase) in Prepaid Expenses and Accounts Receivable                              (40,815)         (21,955)
    Increase in Interest Payable                                                         29,079           27,725
    Increase (Decrease) in Accounts Payable and Accrued Expenses                         90,807         (241,655)
    Increase (Decrease) in Deferred Loan Fees, Net                                       (3,066)          15,281
    Discount Accretion                                                                  (98,484)          (4,635)
    Earned ESOP Shares                                                                   21,371           13,427
    FHLB Stock Dividends                                                                (33,600)         (24,600)
    Net (Increase) Decrease in Loans Held for Sale                                     (937,013)         234,851
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                        (190,454)         469,258
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                                    -                -
  Purchase of Available-for-Sale Investments                                        (16,156,869)          (6,220)
  Proceeds from Sale of Available-for-Sale Investments                                6,000,000                -
  Proceeds from Maturities of Available-for-Sale Investments                          3,925,000                -
  Proceeds from Sale of Available-for-Sale Investments                                        -          504,171
  (Increase) in Federal Funds Sold                                                   (1,730,000)      (1,991,000)
  (Increase) Decrease in Short-Term Interest Bearing Deposits                           188,467          (10,165)
  (Increase) in Loans Receivable, Net                                                (2,543,105)      (6,806,718)
  Purchases of Premises and Equipment                                                   (20,750)        (752,721)
  Purchases of Federal Home Loan Bank Stock                                            (500,000)               -
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                         (10,837,257)      (9,062,653)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                            6,392,977        7,831,989
  Net Increase in Advances by Borrowers for Taxes and Insurance                          66,644           44,685
  Issuance of Common Stock, Net                                                               -          721,121
  Repayment of Debt                                                                     (14,522)         (13,427)
  Repayment of FHLB Advances                                                        (12,660,000)               -
  Proceeds from FHLB Advances                                                        16,998,593          934,706
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        10,783,692        9,519,074
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE IN CASH                                                             (244,019)         925,679
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        4,715,833        2,785,509
-----------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                    $   4,471,814        3,711,188
=================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $     342,122           (6,514)
Acquisition of Real Estate Property through Foreclosure of Related Loans          $                     (155,831)
=================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $      20,000          427,413
    Interest                                                                      $   2,526,157        1,805,213
=================================================================================================================

        The accompanying notes are an integral part of the consolidated financial statements.

STATE OF FRANKLIN BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1  INCORPORATION AND OPERATIONS
------ ------------------------------

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


NOTE 2   BASIS OF PREPARATION
------  ----------------------

      The accompanying reviewed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles.
      However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the three months ended March 31, 2001 is not necessarily indicative of the results which may be expected for the entire year.

      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2000.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the March 31, 2000 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

     Fixed assets at March 31, 2001, and December 31, 2000 are summarized as follows:

                                                                2001          2000
                                                            -----------   -----------
     Land                                                     1,450,000     1,450,000
     Buildings and Leasehold Improvements                     2,942,122     2,941,388
     Furniture, Fixtures and Equipment                        1,905,512     1,885,496
                                                            -----------   -----------
                                                              6,297,634     6,276,884
     Less:  Accumulated Depreciation                            973,518       880,951
                                                            -----------   -----------
                                                              5,324,116     5,395,933
                                                            ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------    ------------------

     Loans receivable at March 31, 2001 and December 31, 2000, consist of the following:

                                                   2001             2000
                                              --------------   --------------
  First Mortgage Loans                           54,306,025       54,716,151
  Construction Loans                             25,755,288       24,454,126
  Consumer Loans                                 10,492,724       10,066,638
  Participation Loans, Net                          533,676          533,676
  Commercial Loans                               52,627,614       50,931,829
  Savings Account Loans                              21,047          138,122
  Credit Line Advances                              643,149          392,295
  Lease Finance                                   1,521,580        1,461,095
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           145,901,103      142,693,932
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process    (  7,132,558)    (  6,418,090)
    Net Deferred Loan Origination Fees         (    117,559)    (    120,626)
    Accumulated General Loan Loss Allowance    (  1,137,763)    (  1,062,511)
                                             ---------------  ---------------
                                               (  8,387,880)    (  7,601,227)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              137,513,223      135,092,705
                                             ===============  ===============

     An analysis of the allowance for loan and lease losses at March 31, 2001 and December 31, 2000 is as follows:

                                                  2001              2000
                                              --------------   --------------
    Balance - Beginning of Period                 1,062,511          810,303
    Provision for Loan and Lease Losses              78,277          302,609
    Loans and Leases Charged-Off                     (3,025)         (50,401)
    Charged-Off Loan and Lease Recoveries                --                -
                                              --------------   --------------

    Balance - End of Period                       1,137,763        1,062,511
                                              ==============   ==============


The gross amount of participation loans serviced by State of Franklin Savings Bank was $1,067,240 at March 31, 2001 and also at December 31, 2000.

     The Bank had $1.2 million in non-performing loans at March 31, 2001 compared to $984,000 at December 31, 2000.

NOTE  6     FEDERAL  REGULATION
-------     -------------------

     The capital ratios for State of Franklin Savings Bank are as follows:

                                                           For Capital
                                                             Adequacy
                                                             Purposes
                                                          And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands  (Reviewed)             Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of March 31, 2001:
     Total Risk-Based Capital
    (to Risk-Weighted Assets)        16,838    11.00%    >=15,259   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        15,742    10.24%     >=9,155    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       15,742     7.54%    >=10,357    5.0%

As of December 31, 2000:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        16,355    12.78%    >=12,802   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        15,325    11.97%     >=7,681    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       15,325     7.93%     >=9,665    5.0%



The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  -----------------
In Thousands  (Reviewed)             Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------
As of March 31, 2001:
     Total Risk-Based Capital
    (to Risk-Weighted Assets)        18,706     12.21%  >=15,320    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        17,568     11.47%   >=9,192     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       17,568      8.40%  >=10,457     5.0%

As of December 31, 2000:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        18,197     14.15%  >=12,858    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        17,135     13.33%   >=7,715     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       17,135      8.79%   >=9,747     5.0%

NOTE 7     EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------

     EMPLOYEE STOCK OWNERSHIP PLAN

     The company has an employee stock ownership plan (ESOP) for those employees who meet the eligibility requirements of the plan. The ESOP was established and funded for 1997. On February 28, 1998, 5,236 shares of the Savings Bank with a fair value of $57,600 were issued for the 1997 contribution. The Savings Bank stock was exchanged for Company stock as discussed in Note 1. During the third quarter of 1998, the ESOP borrowed $700,000 from the Company and used the funds to purchase 63,636 shares of common stock of the Company at $11 per share. Note payments are $8,218 per month for ten years with a fixed interest rate of 7.25%. The note balances outstanding at March 31, 2001 and December 31, 2000 were $557,115 and $571,637, respectively. A related loan was granted for the purpose of leveraging the ESOP in the amount of $700,000 with similar terms and collaterized with stock. The note balances outstanding at March 31, 2001 and December 31, 2000 were $557,115 and $571,637, respectively.

     On June 30, 2000, the ESOP borrowed an additional $599,994 from the Company and used the funds to purchase 44,444 additional shares of common stock of the Company at $13.50 per share. Note payments are $7,280 per month for ten years with a fixed interest rate of 8.00%. The note balance outstanding at March 31, 2001 was $569,678 and $579,985 at December 31, 2000. Shares owned by the ESOP at March 31, 2001 totaled 134,892.

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

                                         March 31,     December 31,
                                           2001           2000
                                       -------------  -------------
      Number of Shares
        Released and Allocated               26,431         26,431
        Committed to be Released              6,970          5,554
        Suspense                            101,491         98,957

      Fair Value
        Released and Allocated              396,465        396,465
        Committed to be Released            104,550         83,310
        Suspense                          1,522,365      1,484,355


     Contributions to the ESOP are as follows:

                                         March 31,   December 31,
                                           2001           2000
                                      -------------  -------------
      Compensation Expense                  60,000        186,000
      Contributions                         60,000        186,000

     For the purpose of computing earnings per share, all ESOP shares committed to be released will be considered outstanding.

     STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2001        73,514    35,001     $11.46
     Options Granted - Management                January 1, 2001       182,166    73,476     $11.64

                                                                       -------   -------
     Options Outstanding - March 31, 2001                              255,680   108,477     $11.59
                                                                       =======   =======

NOTE 8     DEPOSITS
-------   ----------

     Deposit balances are summarized as follows:

                                            March 31, 2001              December 31, 2000
                                    -----------------------------  -----------------------------
                                     Rate      Amount    Percent    Rate    Amount      Percent
                                    ------- -----------  --------  ------- -----------  --------
  Passbook                             4.64  16,525,940      9.81     4.68  16,657,166     10.28
  Interest-Free Checking                 --   8,367,554      4.97       --   9,503,943      5.86
  NOW                                  2.02   7,329,665      4.35     2.00   7,465,557      4.61
  Money Market Deposit                 5.53  45,390,999     26.94     5.51  31,022,840     19.14
                                            -----------  --------          -----------  --------
                                             77,614,158     46.07           64,649,506     39.89
                                            -----------  --------          -----------  --------
  Fixed Term Certificate Accounts
    Balances $100,000 or greater       6.19  21,017,031     12.47     6.38  23,480,179     14.48
    Balances less than $100,000        6.19  69,844,178     41.46     6.36  73,952,705     45.63
                                            -----------  --------          -----------  --------
                                             90,861,209     53.93           97,432,884     60.11
                                            -----------  --------          -----------  --------
                                            168,475,367    100.00          162,082,390    100.00
                                            ===========  ========          ===========  ========

The contractual maturity of certificate accounts at March 31, 2001 and December 31, 2000, is as follows:

           Period Ending March 31, 2001           Year Ending December 31, 2000
           ----------------------------           -----------------------------
            2001             58,295,784                2001          81,572,541
            2002             26,001,136                2002          13,728,541
            2003              6,024,669                2003           1,810,104
            2004                539,620                2004             321,698
            2005 and After           --                2005 and After        --
                             ----------                              ----------
                             90,861,209                              97,432,884
                             ==========                              ==========

NOTE 9     SHORT-TERM BORROWINGS
-------    ---------------------

     Short-term advances from the Federal Home Loan Bank are summarized as follows for the periods ended March 31, 2001 and December 31, 2000:

                                                        2001            2000
                                                     ----------      ----------
         Cash Management (Rate Floats Daily)              0          17,185,000
         Weighted Average Rate at End of Period           0%            6.70%



NOTE 10     INVESTMENT SECURITIES
-------     ---------------------

     The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at March 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 10     CONTINUED
-------     ---------

     March 31, 2001:

                                                           Gross       Gross      Estimated
                                              Amortized Unrealized   Unrealized    Market
                                                Cost       Gains       Losses       Value
                                             ----------   -------    ----------  -----------
     Available-for-Sale:
          United States Government
            Agency Securities Maturing:
               After one year
                 but within five years          998,359     3,308           --     1,001,667
               After five years
                 but within ten years        14,868,769   170,119          347    15,038,541
               Over ten years
                 but within fifteen years     1,924,864    66,601          489     1,990,976
               Over 15 years                  3,376,887   166,380       48,223     3,495,044

          Municipal Securities Maturing:
               Within one year                  120,000     1,128           --       121,128
               After one year
                 but within five years          530,000    15,022           --       545,022
               After five years
                 but within ten years           810,000    29,577           --       839,577
               Over ten years
                 but within fifteen years     2,377,877    73,120           --     2,450,997
               Over 15 years                  1,210,878    67,174           --     1,278,052

          Equity Securities
               Callable after one year
                 but within five years       17,000,000   130,247           --    17,130,247
               Callable after five years
                 but within ten years         1,000,000    20,000           --     1,020,000

          Other
               Within one year                6,243,139        --           --     6,243,139
               Over 15 years                    493,415     2,835           --       496,250
                                             ----------   -------    ---------   -----------
                  Total Available-for-Sale   50,954,188   745,511       49,059    51,650,640
                                             ==========   =======    =========   ===========
     Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
               After five years
                 but within ten years         7,991,500     4,426       17,684     7,978,242
                                             ----------   -------    ---------   -----------
                    Total Held-to-Maturity    7,991,500     4,426       17,684     7,978,242
                                             ==========   =======    =========   ===========

NOTE 11     EARNINGS PER SHARE
-------     ------------------

     Earnings per share for quarter ended March 31, 2001, compared with quarter ended March 31, 2000, is as follows:

                                                       March 31,
                                                   2001        2000
                                                ---------    ---------
Net Income                                        411,886      328,086

Average Basic Shares Outstanding                1,366,126    1,271,086

Basic Earnings Per Share                             0.30         0.26
                                                     ====         ====

Net Income                                        411,886      328,086

Average Basic Shares Outstanding                1,366,126    1,271,086
Dilutive Effect Due to Stock Options               58,155       36,782
                                                ---------    ---------
Average Shares Outstanding, as Adjusted         1,424,281    1,307,868

Diluted Earnings Per Share                           0.29         0.25
                                                     ====         ====

                                       12

ITEM NO. 2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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


     BALANCE SHEET REVIEW
     --------------------

     At March 31, 2001, assets of State of Franklin Bancshares, Inc. totaled $216.1 million reflecting an increase of $11.7 million or 6% since December 31, 2000. The growth in assets has been funded primarily by a $6.4 million increase in deposits and a $4.3 million increase in Federal Home Loan Bank advances.


     LOANS
     -----

     Loans   outstanding   totaled  $138.7  million  at  March  31,  2001.  This
     represented an increase of 2% from the December 31, 2000 outstanding loans of $136.2 million.

     Commercial loans increased $1.7 million to $52.6 million at March 31, 2001, an increase of 3% from $50.9 million at December 31, 2000. Real estate construction lending totaled $25.8 million compared with $24.5 million at December 31, 2000, reflecting an increase of $1.3 million or 5%. Consumer loans of $10.5 million at March 31, 2001 increased $426,000 or 4% from $10.1 million at December 31, 2000. During the first three months of 2001, first mortgage residential loans declined slightly to $54.3 million or 1% from $54.7 million at December 31, 2000. The loan portfolio mix at March 31, 2001 consists of 38% residential mortgages, 36% commercial, 17% real estate construction, and 9% consumer loans.


     INVESTMENT SECURITIES
     ---------------------

     Investment securities totaled $59.6 million at March 31, 2001. The investment portfolio at quarter end consisted of $29.5 million in debt securities issued by the U. S Government or Federal Agencies, $18.2 million in preferred stock issued by Federal Agencies, $5.2 million in securities issued by state, county, or municipalities, and $496,000 in corporate securities.

     At March 31, 2001, securities categorized as available-for-sale totaled $51.6 million while the held-to-maturity securities totaled $8 million compared to $38.7 million in available-for-sale and $14 million in held-to-maturity at December 31, 2000. At March 31, 2001, the available-for-sale portfolio had gross unrealized gains of $696,452 while our held-to-maturity securities had $13,258 in unrealized losses due to changes in market rates. Due to the credit quality of these investments, no realized losses are expected.


     NON-PERFORMING ASSETS
     ---------------------

     Loans past due 90 days or more were $371,000 at March 31, 2001 and $194 thousand at December 31, 2000. Nonaccrual loans were $1.2 million at March 31, 2001 compared with $984,000 at December 31, 2000. Additional funding of the allowance for loan losses have been made to cover anticipated losses associated with these loans. The reserve for loan and lease losses was $1,137,763 at March 31, 2001, or 0.82% of loans and leases outstanding, net of unearned income, compared to $1,062,511 or 0.78% at December 31, 2000. Management believes the allowance for loan losses is adequate to provide for potential loan losses.


     DEPOSITS
     --------

     Total deposits at March 31, 2001 of $168.5 million, represented an increase of $6.4 million or a 4% increase from $162.1 million at December 31, 2000. Non-interest bearing demand deposits totaled $8.4 million at March 31, 2001, a decrease of $1.1 million from December 31, 2000. Interest bearing deposits increased $7.5 million to $160.1 million at March 31, 2001.

     CAPITAL
     -------

     Equity capital for the Savings Bank at March 31, 2001 was $16.2 million. At March 31, 2001, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 10.24%, 11.00% and 7.54%, respectively.

     Equity capital for the Company at March 31, 2001, was $18 million with Tier 1, total risk-based, and leverage ratios of 11.47%, 12.21%, and 8.40%, respectively.


     LIQUIDITY
     ---------

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and an unused line of credit with the Federal Home Loan Bank of Cincinnati totaling $19 million at March 31, 2001.


     EARNINGS REVIEW
     ----------------

     The Company had net income of $411,886 for the three months ending March 31, 2001, compared with $328,086 for the same period last year, resulting in an increase of 26%. Net income per diluted share was $0.29 compared to earnings per share of $0.25 for the three months ending March 31, 2000. Return on average assets was .80% and the return on average equity was 9.21% for the three month period ended March 31, 2001, compared with .81% and 9.27%, respectively, for the same period in 2000.

     Noninterest income increased $31,172, or 25%, during the three months ended March 31, 2001, compared the same period last year as a result of the net effect several factors. Gain on loans sold increased $19,608, other fees and service charges increased $17,117, and rental income increased $1,213. Offsetting a portion of the increase was a $6,765 decline in insurance commission income.

     Noninterest expense was $923,262 for the three months ending March 31, 2001, an increase of 9% over the 2000 period, resulting mainly from compensation and related benefits, furniture and equipment expense, advertising, and data processing expense. Partially offsetting the increases were declines in occupancy and other operating expenses which included expenses associated with the Y2K transition during the first three months of year 2000.


     NET INTEREST INCOME
     -------------------

     Interest income and interest expense both increased from 2000 to 2001 resulting primarily from the increases in both earning assets and interest bearing liabilities. Net interest income of $1.4 million for the three months ended March 31, 2001 reflects an increase of $170,284 or 13% over the same period last year. For the three months ending March 31, 2001, average earning assets increased $45.5 million or 29% while average interest bearing liabilities increased $42 million, or 30%, compared with the same period in 2000. Average earning asset yield increased 25 basis points to 8.26% while the cost on interest bearing liabilities increased 45 basis points to 5.67%. Consequently, the net interest margin based on average earning assets declined to 3.10% for the three months ending March 31, 2001 compared with 3.28% for the same period in 2000.

     PROVISION FOR LOAN LOSSES
     -------------------------

     During the three months ended March 31, 2001, the provision for possible loan losses was $78,227 compared with $56,938 for the same period last year. Loan charge-offs for the three months ended March 31, 2001, were $873 compared with $56,938 during the same period in 2000. The allowance for possible loan losses represented .82% of total loans, net of mortgage loans held-for-sale, at March 31, 2001, compared to .72% at March 31, 2000. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.


     PROVISION FOR INCOME TAXES
    ---------------------------

     For the three months ended March 31, 2001, the provision for federal and state income taxes was $178,407, an increase of $20,301 from 2000, primarily due to the increase in income before income taxes.


     NONINTEREST INCOME
    -------------------

     The Company's noninterest income was $155,039 during the three months ended March 31, 2001, an increase of $31,172 or 25% from the comparable 2000 period. The increase resulted from the net effect of increases in service charges on deposit accounts, gains on loans sold, and rental income of $17,117, $19,608, and $1,213, respectively, combined with a decrease of $6,765 in insurance commission income.


     NONINTEREST EXPENSE
     --------------------

     Noninterest expense totaled $923,262 for the three month period ending March 31, 2001, an increase of $76,017 or 9%. The increase was result of increases in compensation and related benefits, furniture and equipment expense, advertising, and data processing expense of $48,871, $11,236, $9,249, and $29,586, respectively. Areas with reductions in noninterest expense were reflected in a $3,326 decline in occupancy expense and a $19,600 decline in other operating expenses.


PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     None

ITEM 2.    CHANGES IN SECURITIES

     None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.    OTHER INFORMATION

     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              STATE OF FRANKLIN BANCSHARES, INC.
                                              ----------------------------------
                                                                    (Registrant)





      May 10, 2001                            /s/ Randal R. Greene
---------------------------                   ----------------------------------
         (Date)                               Randal R. Greene, President





       May 10, 2001                           /s/ Charles E. Allen, Jr.
---------------------------                   ----------------------------------
          (Date)                              Charles E. Allen, Jr.,
                                              Chairman of the Board
                                              and Chief Executive Officer
                                             (Principal Executive, Financial
                                              and Accounting Officer)