Form 10QSB
period 2001-06-30
STATE OF FRANKLIN BANCSHARES INC
filed 2001-08-13
CIK 1066626

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-QSB

     [X]          QUARTERLY  REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:    JUNE 30, 2001
                                                  --------------------

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

                             YES      X          NO
                                    ----

                                       1,465,512
                      ------------------------------------------
       (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 8, 2001)


            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES          NO    X
                                               ----

                             STATE OF FRANKLIN BANCSHARES, INC

                                          INDEX
                                          -----

PART I.        FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                                     PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                        4 - 5
                     THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
                      SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   6
                     SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2000 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        7
                     SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       8


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                14


PART II.   OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                           16

        ITEM 2.   CHANGES IN SECURITIES                                                       16

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                              16

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         16

        ITEM 5.   OTHER INFORMATION                                                           16

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            16


PART 1  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                             STATE OF FRANKLIN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  JUNE 30,          DECEMBER 31,
                             ASSETS                           2001 - UNAUDITED     2000 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   4,699,341          4,715,833
Federal Funds Sold                                                  11,700,000          2,525,000
Short-Term Interest Bearing Deposits                                   182,944            227,422
Investments - HTM
   (Estimated Market 2001 - $6,971,796 and 2000 - $13,792,610)       6,991,650         13,989,368
Investments - AFS                                                   50,465,176         38,714,467
Loans Held for Sale                                                  1,102,763            264,922
Loans and Leases Receivable                                        137,285,171        136,155,217
   Less: Allowance for Loan and Lease Losses                        (1,393,535)        (1,062,511)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                135,891,636        135,092,706
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,540,856          1,542,443
Land, Buildings & Equip at Cost Less Accum Depr
   of $1,066,428 in 2001 and $883,607 in 2000                        5,248,572          5,395,933
Prepaid Expense and Accounts Receivable                                109,443             77,379
Investment in Service Bureau at Cost                                   123,700             15,000
Deferred Tax Assets                                                    287,340            313,815
FHLB Stock                                                           2,095,300          1,524,500
Other Real Estate Owned                                                377,852                  0
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 220,816,573        204,398,788
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $   8,955,059          9,503,943
Interest-Bearing Deposits                                          167,019,216        152,578,447
Advances by Borrowers for Taxes and Insurance                          237,782            107,235
Accrued Interest on Deposits                                           188,511            188,408
Accounts Payable and Accrued Expenses                                  345,562            296,388
FHLB Short-Term Advances                                                     0         12,660,000
FHLB Long-Term Advances                                             25,243,855         11,246,679
Deferred Gain on REO                                                    21,448             21,448
Notes Payable                                                          542,556            571,637
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 202,553,989        187,174,185
-------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,465,512
Paid-in Capital                                                     14,251,461         14,251,461
Accumulated Other Comprehensive Income                                 308,237             89,678
Retained Earnings                                                    3,342,621          2,569,575
  Less: Employee Stock Ownership                                    (1,105,247)        (1,151,623)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  18,262,584         17,224,603
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 220,816,573        204,398,788
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED JUNE 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2001 - UNAUDITED  2000 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     2,995,543         2,634,856
Other Interest Income                                        1,012,694           645,148
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 4,008,237         3,280,004
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         2,186,518         1,739,024
Interest on Short-Term Debt                                         10            75,178
Interest on Long-Term Debt                                     339,310           176,887
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                2,525,838         1,991,089
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           1,482,399         1,288,915
PROVISION FOR LOAN LOSSES                                     (306,255)          (68,237)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            1,176,144         1,220,678
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 107,216            97,989
Net Gain on Loans Sold                                          64,599            22,538
Insurance Commission Income                                     11,859            13,299
Rental Income, Net                                              21,578            25,909
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      205,252           159,735
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              479,088           384,123
Occupancy Expenses                                              63,045            60,757
Furniture and Equipment Expense                                 86,819            62,529
Advertising                                                     33,123            29,186
Data Processing Expense                                        108,359            92,185
Other                                                          200,619           176,741
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                    971,053           805,521
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                410,343           574,892
PROVISION FOR INCOME TAXES                                     (48,484)         (199,547)
----------------------------------------------------------------------------------------
       NET INCOME                                      $       361,859           375,345
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          0.27              0.28
  DILUTED                                                         0.25              0.28
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,363,995         1,319,526
  DILUTED                                                    1,422,311         1,355,734
========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                          SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2001 - UNAUDITED  2000 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     6,012,147         5,115,908
Other Interest Income                                        1,988,118         1,263,542
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 8,000,265         6,379,450
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         4,351,361         3,367,778
Interest on Short-Term Debt                                     84,786           155,296
Interest on Long-Term Debt                                     644,927           300,953
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                5,081,074         3,824,027
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           2,919,191         2,555,423
PROVISION FOR LOAN LOSSES                                     (384,532)         (125,175)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            2,534,659         2,430,248
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 213,651           188,006
Net Gain on Loans Sold                                          92,946            31,277
Insurance Commission Income                                     15,182            23,386
Rental Income, Net                                              37,815            40,933
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      359,594           283,602
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              908,125           764,289
Occupancy Expenses                                             135,814           136,852
Furniture and Equipment Expense                                167,921           132,395
Advertising                                                     56,801            43,614
Data Processing Expense                                        221,839           176,079
Other                                                          403,817           399,537
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  1,894,317         1,652,766
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                999,936         1,061,084
PROVISION FOR INCOME TAXES                                    (226,891)         (357,653)
----------------------------------------------------------------------------------------
       NET INCOME                                      $       773,045           703,431
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          0.57              0.54
  DILUTED                                                         0.54              0.53
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,365,054         1,295,363
  DILUTED                                                    1,423,291         1,331,571
========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.



                                    STATE OF FRANKLIN BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2000 (AUDITED)


                                                               Accumulated
                                                                  Other                 Employee
                                     Common        Paid-In    Comprehensive  Retained    Stock
                                     Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------  -------------
Balance at December 31, 1999          1,301,519   12,243,730     (610,238)  1,189,889    (626,615)     13,498,285
                                                                                                    -------------
Net Proceeds
  from Sale of Stock                    163,993    2,007,731           --          --          --       2,171,724
                                                                                                    -------------
ESOP Shares Allocated                        --           --           --          --      74,986          74,986
                                                                                                    -------------
Additional ESOP Shares Issued                                                            (599,994)       (599,994)
                                                                                                    -------------
Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
           (Net of $360,563 Income Tax)      --           --      699,915          --          --         699,915

  Net Income                                 --           --           --   1,379,687          --       1,379,687
                                                                                                    -------------
        Total Comprehensive Income           --           --           --          --          --       2,079,603
                                    -----------    ----------   ---------   ---------  ----------   -------------
Balance at December 31, 2000          1,465,512    14,251,461      89,677   2,569,576  (1,151,623)     17,224,603

ESOP Shares Allocated                        --           --           --          --      46,376          46,376

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
          (Net of $162,833 Income Tax)       --           --      274,542          --          --         274,542
      Less: Reclassification Adjustment
          (Net of $34,312 Income Tax)        --           --      (55,982)         --          --         (55,982)
                                                                                                    -------------
                                                                                                          218,560

  Net Income                                 --           --           --     773,045          --         773,045
                                                                                                    -------------
        Total Comprehensive Income           --           --           --          --          --         991,605
                                    -----------   ----------    ---------   ---------  ----------   -------------
Balance at June 30, 2001              1,465,512   14,251,461      308,237   3,342,621  (1,105,247)     18,262,584
                                    ===========   ==========    =========   =========  ==========   =============


The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                               2001 - UNAUDITED  2000 - UNAUDITED
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $     773,045          703,431
  Items Not Affecting Cash:
    Depreciation                                                                        182,821          137,995
    Decrease (Increase) in Accrued Interest                                               1,587          (91,293)
    Deferred Income Taxes (Benefit)                                                    (116,249)         (52,323)
    Provision for Loan and Lease Losses                                                 384,532          125,175
    (Increase) in Prepaid Expenses and Accounts Receivable                              (32,064)         (53,049)
    (Increase) Decrease in Interest Payable                                                 103           62,799
    (Increase) Decrease in Accounts Payable and Accrued Expenses                         49,174         (350,388)
    (Increase) Decrease in Deferred Loan Fees, Net                                      (13,038)          33,104
    Discount Accretion                                                                 (185,397)          (7,182)
    Earned ESOP Shares                                                                   46,376           26,988
    FHLB Stock Dividends                                                                (70,800)         (51,000)
    Net (Increase) Decrease in Loans Held for Sale                                     (837,841)           61,423
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                         182,249           545,680
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Available-for-Sale Investments                                        (17,131,311)      (1,565,582)
  Proceeds from Maturities of Held-to-Maturity Investments                            7,000,000                -
  Proceeds from Maturities of Available-for-Sale Investments                          5,925,000                -
  Proceeds from Sale of Available-for-Sale Investments                                                   504,171
  (Increase) in Federal Funds Sold                                                   (9,175,000)      (2,025,000)
  (Increase) Decrease in Short-Term Interest Bearing Deposits                            44,478          (79,582)
  (Increase) in Loans Receivable, Net                                                (1,548,276)     (11,327,432)
  Purchases of Premises and Equipment                                                   (35,460)        (886,387)
  Purchases of Stock in Service Bureau                                                 (108,700)               -
  Purchases of Federal Home Loan Bank Stock                                            (500,000)
-

-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                         (15,529,268)     (15,379,812)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                           13,891,885        9,900,313
  Net Increase in Advances by Borrowers for Taxes and Insurance                         130,547          142,534
  Issuance of Common Stock, Net                                                               -        2,171,724
  ESOP Shares Purchased                                                                       -         (599,994)
  Repayment of Debt                                                                     (29,081)         (26,987)
  Repayment of FHLB Advances                                                        (15,661,417)               -
  Proceeds from FHLB Advances                                                        16,998,593        7,065,451
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        15,330,527       18,653,041
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE IN CASH                                                              (16,492)       3,818,909
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        4,715,833        2,785,509
-----------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                    $   4,699,341        6,604,418
=================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $     218,559          (93,272)
Acquisition of Real Estate Property through Foreclosure of Related Loans          $     427,852         (126,000)
=================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $     299,077          807,389
    Interest                                                                      $   5,080,971        3,761,228
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


NOTE 2   BASIS OF PREPARATION
------  ----------------------

          The accompanying reviewed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the six months ended June 30, 2001 is not necessarily indicative of the results which may be expected for the entire year.

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


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

          Fixed assets at June 30, 2001, and December 31, 2000 are summarized as follows:

                                                                2001          2000
                                                            -----------   -----------
     Land                                                     1,450,000     1,450,000
     Buildings and Leasehold Improvements                     2,942,122     2,941,388
     Furniture, Fixtures and Equipment                        1,922,878     1,888,152
                                                            -----------   -----------
                                                              6,315,000     6,279,540
     Less:  Accumulated Depreciation                          1,066,428       883,607
                                                            -----------   -----------
                                                              5,248,572     5,395,933
                                                            ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------    ------------------

          Loans receivable at June 30, 2001 and December 31, 2000, consist of the following:

                                                   2001             2000
                                              --------------   --------------
  First Mortgage Loans                           53,392,579       54,716,151
  Construction Loans                             23,735,724       24,454,127
  Consumer Loans                                 11,674,871       10,066,638
  Participation Loans, Net                          533,676          533,676
  Commercial Loans                               52,845,220       50,931,829
  Savings Account Loans                                   0          138,122
  Credit Line Advances                              724,811          392,295
  Lease Finance                                   1,720,214        1,461,095
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           144,627,095      142,693,933
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process    (  7,234,337)    (  6,418,090)
    Net Deferred Loan Origination Fees         (    107,587)    (    120,626)
    Accumulated General Loan Loss Allowance    (  1,393,535)    (  1,062,511)
                                             ---------------  ---------------
                                               (  8,735,459)    (  7,601,227)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              135,891,636      135,092,706
                                             ===============  ===============

          An analysis of the allowance for loan and lease losses at six months ended June 30, 2001 and twelve months ended December 31, 2000 is as follows:

                                                  2001              2000
                                              --------------   --------------
    Balance - Beginning of Period                 1,062,511          810,303
    Provision for Loan and Lease Losses             384,532          302,609
    Loans and Leases Charged-Off                    (53,508)         (50,401)
    Charged-Off Loan and Lease Recoveries                --                -
                                              --------------   --------------

    Balance - End of Period                       1,393,535        1,062,511
                                              ==============   ==============


          The gross amount of participation loans serviced by State of Franklin Savings Bank was $1,067,240 at June 30, 2001 and also at December 31, 2000.

          The Bank had $1,058,000 in non-performing loans at June 30, 2001 compared to $984,000 at December 31, 2000.

NOTE  6     FEDERAL  REGULATION
-------     -------------------

          The capital ratios for State of Franklin Savings Bank are as follows:

                                                            For Capital
                                                             Adequacy
                                                             Purposes
                                                          And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands  (Reviewed)             Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of June 30, 2001:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        17,466    11.98%    >=14,580   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        16,081    11.03%     >=8,748    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       16,081     7.41%    >=10,846    5.0%

As of December 31, 2000:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        16,355    12.78%    >=12,802   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        15,325    11.97%     >=7,681    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       15,325     7.93%     >=9,665    5.0%



The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  -----------------
In Thousands  (Reviewed)             Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------
As of June 30, 2001:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        19,393     13.24%  >=14,646    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        17,954     12.26%   >=8,788     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       17,954      8.20%  >=10,953     5.0%

As of December 31, 2000:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        18,197     14.15%  >=12,858    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        17,135     13.33%   >=7,715     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       17,135      8.79%   >=9,747     5.0%

NOTE 7     EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------

     EMPLOYEE STOCK OWNERSHIP PLAN

          The company has an employee stock ownership plan (ESOP) for those employees who meet the eligibility requirements of the plan. The ESOP was established and funded for 1997. On February 28, 1998, 5,236 shares of the Savings Bank with a fair value of $57,600 were issued for the 1997 contribution. The Savings Bank stock was exchanged for Company stock as discussed in Note 1. During the third quarter of 1998, the ESOP borrowed $700,000 from the Company and used the funds to purchase 63,636 shares of common stock of the Company at $11 per share. Note payments are $8,218 per month for ten years with a fixed interest rate of 7.25%. The note balances outstanding at June 30, 2001 and December 31, 2000 were $542,556 and $571,637, respectively. A related loan was granted for the purpose of leveraging the ESOP in the amount of $700,000 with similar terms and collaterized with stock. The note balances outstanding at June 30, 2001 and December 31, 2000 were $542,556 and $571,637, respectively.

          On June 30, 2000, the ESOP borrowed an additional $599,994 from the Company and used the funds to purchase 44,444 additional shares of common stock of the Company at $13.50 per share. Note payments are $7,280 per month for ten years with a fixed interest rate of 8.00%. The note balance outstanding at June 30, 2001 was $562,691 and $579,985 at December 31, 2000. Shares owned by the ESOP at June 30, 2001 totaled 137,392.

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

                                         June 30,     December 31,
                                           2001           2000
                                       -------------  -------------
      Number of Shares
        Released and Allocated               26,431         26,431
        Committed to be Released              8,514          5,554
        Suspense                            102,448         98,957

      Fair Value
        Released and Allocated              428,182        396,465
        Committed to be Released            137,927         83,310
        Suspense                          1,659,658      1,484,355


     Contributions to the ESOP are as follows:

                                          June 30,    December 31,
                                            2001          2000
                                      -------------  -------------
      Compensation Expense                 120,000        186,000
      Contributions                        120,000        186,000

     For the purpose of computing earnings per share, all ESOP shares committed to be released will be considered outstanding.

     STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2001        73,514    43,695     $11.46
     Options Granted - Management                January 1, 2001       182,166    93,084     $11.64

                                                                       -------   -------
     Options Outstanding - June 30, 2001                               255,680   136,779     $11.59
                                                                       =======   =======

NOTE 8     DEPOSITS
-------   ----------

     Deposit balances are summarized as follows:

                                            June 30, 2001              December 31, 2000
                                    -----------------------------  -----------------------------
                                       Rate      Amount   Percent     Rate      Amount   Percent
                                    ------- -----------  --------  ------- -----------  --------
  Passbook                             4.42  18,526,512     10.52     4.68  16,657,166     10.28
  Interest-Free Checking                 --   8,955,059      5.09       --   9,503,943      5.86
  NOW                                  2.02   7,525,189      4.28     2.00   7,465,557      4.61
  Money Market Deposit                 4.05  53,351,451     30.32     5.51  31,022,840     19.14
                                            -----------  --------          -----------  --------
                                             88,358,211     50.21           64,649,506     39.89
                                            -----------  --------          -----------  --------
  Fixed Term Certificate Accounts
    Balances $100,000 or greater       5.91  21,092,921     11.99     6.38  23,480,179     14.48
    Balances less than $100,000        5.84  66,523,143     37.80     6.36  73,952,705     45.63
                                            -----------  --------          -----------  --------
                                             87,616,064     49.79           97,432,884     60.11
                                            -----------  --------          -----------  --------
                                            175,974,275    100.00          162,082,390    100.00
                                            ===========  ========          ===========  ========

The contractual maturity of certificate accounts at June 30, 2001 and December 31, 2000, is as follows:

           Period Ending June 30, 2001            Year Ending December 31, 2000
           ----------------------------           -----------------------------
            2001             63,252,786                2001          81,572,541
            2002             19,464,174                2002          13,728,541
            2003              3,928,639                2003           1,810,104
            2004                970,465                2004             321,698
            2005 and After           --                2005 and After        --
                             ----------                              ----------
                             87,616,064                              97,432,884
                             ==========                              ==========

NOTE 9     FEDERAL HOME LOAN BANK Advances
-------    ---------------------------------

Advances from the Federal Home Loan Bank are summarized as follows for the periods ended June 30, 2001 and December 31, 2000:

                                                       2001              2000
                                                   -----------       -----------
         Short-Term Borrowings:
           Cash Management (Rate Floats Daily)             0          12,660,000
           Weighted Average Rate at End of Period          0%            6.75%

         Long-Term Borrowings:
           Mortgage Match Advances                      243,855          246,679
           Convertible Fixed Rate (Within 10 Years)  25,000,000       11,000,000
                                                     ----------       ----------
           Total Long-Term Borrowings                25,243,855       11,246,679
           Weighted Average Rate at End of Period        5.02%            5.31%

         Total Federal Home Loan Bank Advances       25,243,855       23,907,146
         Weighted Average Rate at End of Period          5.02%            6.07%



NOTE 10     INVESTMENT SECURITIES
-------     ---------------------

The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at June 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 10     CONTINUED
-------     ---------

     June 30, 2001:

                                                           Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized    Market
                                                Cost       Gains       Losses      Value
                                             ----------   -------    ----------  -----------
     Available-for-Sale:
          United States Government
            Agency Securities Maturing:
               After one year
                 but within five years        1,999,767     5,691           --     2,005,458
               After five years
                 but within ten years        11,875,446   135,383        2,111    12,008,718
               Over ten years
                 but within fifteen years     2,923,030    62,928       11,870     2,974,088
               Over 15 years                  3,442,494   123,912       87,872     3,478,534

          Municipal Securities Maturing:
               Within one year                  120,000     1,424           --       121,424
               After one year
                 but within five years          530,000    16,033           --       546,033
               After five years
                 but within ten years         1,072,515    37,157           --     1,109,672
               Over ten years
                 but within fifteen years     2,750,496    49,238           --     2,799,734
               Over 15 years                  2,206,121    72,391        3,088     2,275,424

          Equity Securities
               Callable after one year
                 but within five years       21,000,000   156,955       34,640    21,122,315
               Callable after five years
                 but within ten years         1,000,000        --       22,600       977,400

          Other
               Within one year                  554,735        --           --       554,735
               Over 15 years                    493,415        --        1,774       491,641
                                             ----------   -------    ---------   -----------
                  Total Available-for-Sale   49,968,019   661,112      163,955    50,465,176
                                             ==========   =======    =========   ===========
     Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
               After five years
                 but within ten years         6,991,650     2,006       21,861     6,971,795
                                             ----------   -------    ---------   -----------
                    Total Held-to-Maturity    6,991,650     2,006       21,861     6,971,795
                                             ==========   =======    =========   ===========

NOTE 11     EARNINGS PER SHARE
-------     ------------------

               Earnings per share for three months ended and six months ended June 30, 2001, compared with the same periods ended June 30, 2000, are as follows:

                                               Three Months Ended          Six Months Ended
                                               June 30,    June 30,       June 30,    June 30,
                                                  2001        2000           2001        2000
                                              ---------   ---------      ---------   ---------
Net Income                                      361,859     375,345        773,045     703,431

Average Basic Shares Outstanding              1,363,995   1,319,526      1,365,054   1,295,363

Basic Earnings Per Share                           0.27        0.28           0.57        0.54
                                              =========   =========      =========   =========

Net Income                                      361,859     375,345        773,045     703,431

Average Basic Shares Outstanding              1,363,995   1,319,526      1,365,054   1,295,363
Dilutive Effect Due to Stock Options             58,316      36,208         58,237      36,208
                                              ---------   ---------      ---------   ---------
Average Shares Outstanding, as Adjusted       1,422,311   1,355,734      1,423,291   1,331,571

Diluted Earnings Per Share                         0.25        0.28           0.54        0.53
                                              =========   =========      =========   =========

                                       13

ITEM NO. 2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS
----------  --------------------------------------------------------------------

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


     BALANCE SHEET REVIEW
     --------------------

     At June 30, 2001, assets of State of Franklin Bancshares, Inc. totaled $220.8 million reflecting an increase of $16.4 million or 8% since December 31, 2000. The growth in assets has been funded primarily by a $13.9 million increase in deposits and a $1.3 million increase in Federal Home Loan Bank advances.


     LOANS
     -----

     Loans outstanding totaled $137.3 million at June 30, 2001. This represented an increase of 1% from the December 31, 2000 outstanding loans of $136.2 million.

     Commercial loans increased $1.9 million to $52.8 million at June 30, 2001, an increase of 4% from $50.9 million at December 31, 2000. Real estate construction lending totaled $23.7 million compared with $24.5 million at December 31, 2000, reflecting a decline of $700,000 or 3%. Consumer loans of $11.7 million at June 30, 2001 increased $1.6 million or 16% from $10.1 million at December 31, 2000. During the first six months of 2001, first mortgage residential loans declined to $53.4 million or 2% from $54.7 million at December 31, 2000. The loan portfolio mix at June 30, 2001 consists of 37% residential mortgages, 38% commercial, 16% real estate construction, and 9% consumer loans.


     INVESTMENT SECURITIES
     ---------------------

     Investment   securities  totaled  $57.5  million  at  June  30,  2001.  The investment portfolio at quarter end consisted of $27.5 million in debt securities issued by the U. S Government or Federal Agencies, $12.1 million in preferred stock issued by Federal Agencies, $6.9 million in securities issued by state, county, or municipalities, and $493,000 in corporate securities.

     At June 30, 2001, securities categorized as available-for-sale totaled $50.5 million while the held-to-maturity securities totaled $7 million compared to $38.7 million in available-for-sale and $14 million in held-to-maturity at December 31, 2000. At June 30, 2001, the available-for-sale portfolio had gross unrealized gains of $497,157 while our held-to-maturity securities had $19,854 in unrealized losses due to changes in market rates. Due to the credit quality of these investments, no realized losses are expected.


     NON-PERFORMING ASSETS
     ---------------------

     Loans past due 90 days or more were $1,142,000 at June 30, 2001 and $194 thousand at December 31, 2000. Nonaccrual loans were $1,058,000 at June 30, 2001 compared with $984,000 at December 31, 2000. Additional funding of the allowance for loan losses have been made to cover anticipated losses associated with these loans. The reserve for loan and lease losses was $1,393,535 at June 30, 2001, or 1.02% of loans and leases outstanding, net of unearned income, compared to $1,062,511 or 0.78% at December 31, 2000. Management believes the allowance for loan losses is adequate to provide for potential loan losses.


     DEPOSITS
     --------

     Total deposits at June 30, 2001 of $176 million, represented an increase of $13.9 million or a 9% increase from $162.1 million at December 31, 2000. Non-interest bearing demand deposits totaled $9 million at June 30, 2001, a decrease of $500,000 from December 31, 2000. Interest bearing deposits increased $14.4 million to $167 million at June 30, 2001.

     CAPITAL
     -------

     Equity capital for the Savings Bank at June 30, 2001 was $16.4 million. At June 30, 2001, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 11.03%, 11.98% and 7.41%, respectively.

     Equity capital for the Company at June 30, 2001, was $18.3 million with Tier 1, total risk-based, and leverage ratios of 12.26%, 13.24%, and 8.20%, respectively.


     LIQUIDITY
     ---------

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and an unused line of credit with the Federal Home Loan Bank of Cincinnati totaling $35 million at June 30, 2001.



     EARNINGS REVIEW
     ----------------

     The Company had net income of $361,859 for the three months ending June 30, 2001, compared with $375,345 for the same period last year, resulting in a decline of 4%. The decline was a result of an increase in the provision for loan losses during second quarter. For the three months ended June 30, 2001, the provision for loan losses was $306,255 compared with $68,237 during the same period last year, an increase of $238,018. For the six months ended June 30, 2001, net income was $773,045 compared with $703,431 for the first six months of 2000 reflecting a 10% increase. For the six months ended June 30, 2001, net income per diluted share was $0.54 compared to earnings per share of $0.53 for the six months ended June 30, 2000. Return on average assets was .73% and the return on average equity was 8.48% for the six months ended June 30, 2001, compared with .83% and 10.77%, respectively, for the same period in 2000.

     Noninterest income increased $75,992, or 27%, during the six months ended June 30, 2001, compared the same period last year as a result of the net effect several factors. Gain on loans sold increased $61,669 and other fees and service charges increased $25,645. Offsetting a portion of the increase were declines of $3,118 in rental income and $8,204 in insurance commission income.

     Noninterest expense was $1,894,317 for the six months ending June 30, 2001, an increase of 15% over the 2000 period, resulting mainly from compensation and related benefits, furniture and equipment expense, advertising, data processing expense, and other operating expenses. Partially offsetting the increases was a decline in occupancy expense.


     NET INTEREST INCOME
     -------------------

     Interest income and interest expense both increased from 2000 to 2001 resulting primarily from the increases in both earning assets and interest bearing liabilities. Net interest income of $2.9 million for the six months ended June 30, 2001 reflects an increase of $363,768 or 14% over the same period last year. For the six months ending June 30, 2001, average earning assets increased $46.7 million or 29% while average interest bearing liabilities increased $43.6 million, or 30%, compared with the same period in 2000. The taxable equivalent yield on earning asset remained the same at 8.06% for the first six months of 2001 compared with the same period in 2000 while the cost on interest bearing liabilities increased 12 basis points to 5.47%. Consequently, the net interest margin based on average earning assets declined to 3.09% for the six months ending June 30, 2001 compared with 3.23% for the same period in 2000.


     PROVISION FOR LOAN LOSSES
     -------------------------

     During the six months ended June 30, 2001, the provision for possible loan losses was $384,532 compared with $125,175 for the same period last year. Loan charge-offs for the six months ended June 30, 2001, were $51,356 compared with $38,682 during the same period in 2000. The allowance for possible loan losses represented 1.02% of total loans, net of mortgage loans held-for-sale, at June 30, 2001, compared to .71% at June 30, 2000. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

     PROVISION FOR INCOME TAXES
    ---------------------------

     For the six months ended June 30, 2001, the provision for federal and state income taxes was $226,891, a decrease of $130,762 from 2000. The decrease is due primarily to taxfree interest income generated from recent purchases of municipal securities and tax exempt dividends from purchases of preferred stock in federal agencies.


     NONINTEREST INCOME
    -------------------

     The Company's noninterest income was $359,594 during the six months ended June 30, 2001, an increase of $75,992 or 27% from the comparable 2000 period. The increase resulted from the net effect of increases in service charges on deposit accounts and gains on loans sold of $25,645 and $61,669, respectively, combined with decreases of $8,204 in insurance commission income and $3,118 in rental income. The increase in gains on loans sold was a result of the increased volume in secondary market activity that has resulted from recent declines in interest rates.


     NONINTEREST EXPENSE
     --------------------

     Noninterest expense totaled $1,894,317 for the six month period ending June 30, 2001, an increase of $241,551 or 15%. The increase was result of increases in compensation and related benefits, furniture and equipment expense, advertising, data processing, and other operating expenses of $143,836, $35,526, $13,187, $45,760, and $4,280, respectively. Offsetting part of the increase was a decline of$1,038 in occupancy expense.


PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     None

ITEM 2.    CHANGES IN SECURITIES

     None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting on May 21, 2001, the shareholders voted on the following proposals with the results as indicated:

     1. Elected four of its current directors to continue in office until the 2004 annual meeting of shareholders. Current directors elected to four-year terms were as follows:

                                                     FOR       WITHHOLD AUTHORITY       ABSTAIN
                                                     ---       ------------------       -------
         Charles E. Allen, Jr.                      981,019            0               2,250
         Vance W. Cheek                             981,969            0               1,300
         Stephen K Gross                            983,269            0                 0
         Verrill M. Norwood, Jr.                    983,269            0                 0

       Directors continuing to serve include:

         Charles E. Allen, Sr., M.D.        Randal R. Greene         Kenneth E. Cutshall, M.D.
         Donald R. Jeans                    Cameron E. Perry         Richard S. Venable
         Henry J. Williams, M.D.

     2.   Ratified  the   appointment  of  Baylor  &  Backus  as  the  Company's
          independent accountants and auditors for 2001 as follows:

        FOR              AGAINST             ABSTAIN            BROKER NON-VOTES
        ---              -------             -------            ----------------
      963,340            3,475               16,454                    0

ITEM 5.    OTHER INFORMATION

     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001

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





     August 10, 2001                          /s/ Randal R. Greene
---------------------------                   ----------------------------------
         (Date)                               Randal R. Greene, President





     August 10, 2001                          /s/ Charles E. Allen, Jr.
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