Form 10QSB
period 2001-09-30
STATE OF FRANKLIN BANCSHARES INC
filed 2001-11-13
CIK 1066626

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-QSB

     [X]          QUARTERLY  REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:    SEPTEMBER 30, 2001
                                                  --------------------

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

                             YES      X          NO
                                    ----

                                       1,465,512
                      ------------------------------------------
       (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 7, 2001)


            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES          NO    X
                                               ----

                             STATE OF FRANKLIN BANCSHARES, INC

                                          INDEX
                                          -----

PART I.        FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                                   PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                        4 - 5
                     THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
                     NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   6
                     NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2000 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        7
                     NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       8


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                14


PART II.   OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                           16

        ITEM 2.   CHANGES IN SECURITIES                                                       16

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                              16

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         16

        ITEM 5.   OTHER INFORMATION                                                           16

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            16

PART 1  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                             STATE OF FRANKLIN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                SEPTEMBER 30,       DECEMBER 31,
                             ASSETS                           2001 - UNAUDITED     2000 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   4,775,664          4,715,833
Federal Funds Sold                                                   8,660,000          2,525,000
Short-Term Interest Bearing Deposits                                   363,925            227,422
Investments - HTM
   (Estimated Market 2001 - $4,010,324 and 2000 - $13,792,610)       3,994,961         13,989,368
Investments - AFS                                                   60,909,476         38,714,467
Loans Held for Sale                                                  1,371,302            264,922
Loans and Leases Receivable                                        136,758,837        136,155,217
   Less: Allowance for Loan and Lease Losses                        (1,344,585)        (1,062,511)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                135,414,252        135,092,706
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,340,233          1,542,443
Land, Buildings & Equip at Cost Less Accum Depr
   of $1,162,683 in 2001 and $883,607 in 2000                        5,322,072          5,395,933
Prepaid Expense and Accounts Receivable                                 94,465             77,379
Investment in Service Bureau at Cost                                   815,009             15,000
Deferred Tax Assets                                                    104,391            313,815
FHLB Stock                                                           2,132,200          1,524,500
Other Real Estate Owned                                                495,129                  0
Other Assets                                                            60,000                  0
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 225,853,079        204,398,788
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $   8,908,536          9,503,943
Interest-Bearing Deposits                                          171,292,187        152,578,447
Advances by Borrowers for Taxes and Insurance                          306,599            107,235
Accrued Interest on Deposits                                           182,695            188,408
Accounts Payable and Accrued Expenses                                  307,139            296,388
FHLB Short-Term Advances                                                     0         12,660,000
FHLB Long-Term Advances                                             25,242,430         11,246,679
Deferred Gain on REO                                                    21,448             21,448
Notes Payable                                                          527,727            571,637
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 206,788,761        187,174,185
-------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,465,512
Paid-in Capital                                                     14,251,461         14,251,461
Accumulated Other Comprehensive Income                                 535,108             89,678
Retained Earnings                                                    3,892,000          2,569,575
  Less: Employee Stock Ownership                                    (1,079,763)        (1,151,623)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  19,064,318         17,224,603
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 225,853,079        204,398,788
=================================================================================================

      The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2001 - UNAUDUTED  2000 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     2,697,446         2,838,658
Other Interest Income                                        1,078,658           765,213
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 3,776,104         3,603,871
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         1,976,396         1,941,376
Interest on Short-Term Debt                                          4            51,193
Interest on Long-Term Debt                                     318,933           284,620
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                2,295,333         2,277,189
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           1,480,771         1,326,682
PROVISION FOR LOAN LOSSES                                      (68,494)          (68,811)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            1,412,277         1,257,871
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 105,523            97,410
Net Gain on Loans Sold                                          49,526             8,928
Insurance Commission Income                                     10,249            10,316
Rental Income, Net                                              18,683            31,329
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      183,981           147,983
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              460,532           399,812
Occupancy Expenses                                              63,748            59,419
Furniture and Equipment Expense                                 91,592            64,843
Advertising                                                     23,288            21,193
Data Processing Expense                                        104,839            91,005
Other                                                          205,873           182,782
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                    949,872           819,054
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                646,386           586,800
PROVISION FOR INCOME TAXES                                     (97,006)         (190,509)
----------------------------------------------------------------------------------------
       NET INCOME                                      $       549,380           396,291
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          0.40              0.29
  DILUTED                                                         0.38              0.28
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,363,616         1,363,784
  DILUTED                                                    1,436,403         1,406,615
========================================================================================

                See accompanying notes and accountant's report.

                       STATE OF FRANKLIN BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2001 - UNAUDITED  2000 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                            $      8,709,592         7,954,566
Other Interest Income                                        3,066,777         2,028,755
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                11,776,369         9,983,321
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         6,327,757         5,309,154
Interest on Short-Term Debt                                     84,790           206,489
Interest on Long-Term Debt                                     963,860           585,573
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                7,376,407         6,101,216
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           4,399,962         3,882,105
PROVISION FOR LOAN LOSSES                                     (453,026)         (193,986)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            3,946,936         3,688,119
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 319,174           285,416
Net Gain on Loans Sold                                         142,473            40,205
Insurance Commission Income                                     25,431            33,702
Rental Income, Net                                              56,497            72,262
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      543,575           431,585
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                            1,368,657         1,164,101
Occupancy Expenses                                             199,563           196,271
Furniture and Equipment Expense                                259,513           197,238
Advertising                                                     80,088            64,807
Data Processing Expense                                        326,678           267,084
Other                                                          609,690           582,319
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  2,844,189         2,471,820
----------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX                              1,646,322         1,647,884
PROVISION FOR INCOME TAXES                                    (323,897)         (548,162)
----------------------------------------------------------------------------------------
       NET INCOME                                      $     1,322,425         1,099,722

========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          0.97              0.83
  DILUTED                                                         0.93              0.81
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,364,570         1,318,337
  DILUTED                                                    1,427,710         1,361,168
========================================================================================

                 See accompanying notes and accountant's report.



                                   STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2000 (AUDITED)


                                   Accumulated
                                                                  Other                 Employee
                   Common Paid-In Comprehensive Retained Stock
                                     Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------  -------------
Balance at December 31, 1999          1,301,519   12,243,730     (610,238)  1,189,889    (626,615)     13,498,285
                                                                                                    -------------
Net Proceeds
  from Sale of Stock                    163,993    2,007,731           --          --          --       2,171,724
                                                                                                    -------------
ESOP Shares Allocated                        --           --           --          --      74,986          74,986
                                                                                                    -------------
Additional ESOP Shares Issued                                                            (599,994)       (599,994)
                                                                                                    -------------
Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
           (Net of $360,563 Income Tax)      --           --      699,915          --          --         699,915

  Net Income                                 --           --           --   1,379,687          --       1,379,687
                                                                                                    -------------
        Total Comprehensive Income           --           --           --          --          --       2,079,603
                                    -----------    ----------   ---------   ---------  ----------   -------------
Balance at December 31, 2000          1,465,512    14,251,461      89,677   2,569,576  (1,151,623)     17,224,603

ESOP Shares Allocated                        --           --           --          --      71,860          71,860

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
          (Net of $358,435 Income Tax)       --           --      593,682          --          --         593,682
      Less: Reclassification Adjustment
          (Net of $90,864 Income Tax)        --           --     (148,252)         --          --        (148,252)
                                                                                                    -------------
                                                                                                          445,430

  Net Income                                 --           --           --   1,322,425          --       1,322,425
                                                                                                    -------------
        Total Comprehensive Income           --           --           --          --          --       1,767,855
                                    -----------   ----------    ---------   ---------  ----------   -------------
Balance at September 30, 2001         1,465,512   14,251,461      535,107   3,892,001  (1,079,763)     19,064,318
                                    ===========   ==========    =========   =========  ==========   =============


        The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -----------------------------------
                                                                               2001 - UNAUDITED  2000 - UNAUDITED
                                                                              -----------------   ---------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net Income                                                                      $   1,322,425        1,099,722
  Items Not Affecting Cash:
    Depreciation                                                                        281,732          206,992
    (Increase) in Accrued Interest                                                      202,210         (118,329)
    Deferred Income Taxes (Benefit)                                                    (115,714)         (47,737)
    Provision for Loan and Lease Losses                                                 453,026          193,986
    (Increase) in Prepaid Expenses and Accounts Receivable                              (17,086)         (35,857)
    Increase (Decrease) in Interest Payable                                              (5,713)          97,834
    Increase (Decrease) in Accounts Payable and Accrued Expenses                         10,751         (314,234)
    Increase in Deferred Loan Fees, Net                                                  (8,511)          48,068
    Discount Accretion                                                                 (296,748)         (28,499)
    Earned ESOP Shares                                                                   71,860           40,799
    FHLB Stock Dividends                                                               (107,700)         (78,600)
    Net Decrease in Loans Held for Sale                                              (1,106,380)         307,737
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                         684,152        1,371,882
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Available-for-Sale Investments                                        (35,624,027)     (11,165,995)
  Proceeds from Maturities of Held-to-Maturity Investments                           10,000,000                -
  Proceeds from Maturities of Available-for-Sale Investments                         14,490,740                -
  Proceeds from Sale of Available-for-Sale Investments                                        -          504,171
  (Increase) in Federal Funds Sold                                                   (6,135,000)         (57,000)
  (Increase) Decrease in Short-Term Interest Bearing Deposits                          (136,503)           4,874
  (Increase) in Loans Receivable, Net                                                (1,321,190)     (18,797,262)
  Purchases of Premises and Equipment                                                  (207,870)      (1,184,705)
  Purchases of Stock in Service Bureau                                                 (800,009)               -
  Purchases of Federal Home Loan Bank Stock                                            (500,000)               -
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                         (20,233,859)     (30,695,917)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                           18,118,333       18,791,740
  Net Increase in Advances by Borrowers for Taxes and Insurance                         199,364          220,710
  Issuance of Common Stock, Net                                                               -        2,171,724
  ESOP Shares Purchased                                                                       -         (599,994)
  Repayment of Debt                                                                     (43,910)         (40,798)
  Repayment of FHLB Advances                                                        (15,661,417)               -
  Proceeds from FHLB Advances                                                        16,997,168       10,340,371
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        19,609,538       30,883,753
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE IN CASH                                                               59,831        1,559,718
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        4,715,833        2,785,509
-----------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                    $   4,775,664        4,345,227
=================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $     445,430           54,898
Acquisition of Real Estate Property through Foreclosure of Related Loans                495,129                -
=================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $     394,077          992,389
    Interest                                                                      $   7,382,120        6,003,383
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


NOTE 2   BASIS OF PREPARATION
------  ----------------------

      The accompanying reviewed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q SB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles.
      However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the nine months ended September 30, 2001 is not necessarily indicative of the results which may be expected for the entire year.

      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2000.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the September 30, 2001 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

     Fixed assets at September 30, 2001, and December 31, 2000 are summarized as follows:

                                                                2001          2000
                                                            -----------   -----------
     Land                                                     1,450,000     1,450,000
     Buildings and Leasehold Improvements                     3,040,756     2,941,388
     Furniture, Fixtures and Equipment                        1,996,655     1,888,152
                                                            -----------   -----------
                                                              6,487,411     6,279,540
     Less:  Accumulated Depreciation                          1,165,339       883,607
                                                            -----------   -----------
                                                              5,322,072     5,395,933
                                                            ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------    ------------------

     Loans receivable at September 30, 2001 and December 31, 2000, consist of the following:

                                                  2001              2000
                                              --------------   --------------
  First Mortgage Loans                           53,401,201       54,716,151
  Construction Loans                             21,531,922       24,454,127
  Consumer Loans                                 11,700,705       10,066,638
  Participation Loans, Net                          508,564          533,676
  Commercial Loans                               53,703,132       50,931,829
  Savings Account Loans                                   0          138,122
  Credit Line Advances                              762,454          392,295
  Lease Finance                                   1,531,433        1,461,095
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           143,139,411      142,693,933
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process    (  6,268,460)    (  6,418,090)
    Net Deferred Loan Origination Fees         (    112,114)    (    120,626)
    Accumulated General Loan Loss Allowance    (  1,344,585)    (  1,062,511)
                                             ---------------  ---------------
                                               (  7,725,159)    (  7,601,227)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              135,414,252      135,092,706
                                             ===============  ===============

     An analysis of the allowance for loan and lease losses at September 30, 2001 and December 31, 2000 is as follows:

                                                  2001              2000
                                              --------------   --------------
    Balance - Beginning of Period                 1,062,511          810,303
    Provision for Loan and Lease Losses             453,026          302,609
    Loans and Leases Charged-Off                   (171,852)         (50,401)
    Charged-Off Loan and Lease Recoveries               900               --
                                              --------------   --------------

    Balance - End of Period                       1,344,585        1,062,511
                                              ==============   ==============


     The gross amount of participation loans serviced by State of Franklin Savings Bank was $1,017,128 at September 30, 2001 compared with $1,067,240 at December 31, 2000.

     The Bank had $3.4 million in non-performing loans at September 30, 2001 compared to $984,000 at December 31, 2000.

NOTE  6     FEDERAL  REGULATION
-------     -------------------

     The capital ratios for State of Franklin Savings Bank are as follows:

                                                         For Capital
                                                         Adequacy
                                                         Purposes
                                                         And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands                          Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of September 30, 2001:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        18,031    11.22%    >=16,064   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        16,620    10.35%     >=9,638    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       16,620     7.58%    >=10,957    5.0%

As of December 31, 2000:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        16,355    12.78%    >=12,802   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        15,325    11.97%     >=7,681    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       15,325     7.93%     >=9,665    5.0%



The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                        For Capital
                                                        Adequacy
                                                        Purposes
                                                        And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  -----------------
In Thousands                           Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------
As of September 30, 2001:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        19,984     12.40%  >=16,113    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        18,529     11.50%   >=9,668     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       18,529      8.38%  >=11,059     5.0%

As of December 31, 2000:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        18,197     14.15%  >=12,858    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        17,135     13.33%   >=7,715     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       17,135      8.79%   >=9,747     5.0%

NOTE 7     EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------

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

                                       September 30,   December 31,
                                           2001           2000
                                       -------------  -------------
      Number of Shares
        Released and Allocated               31,985         26,431
        Committed to be Released              3,899          5,554
        Suspense                            101,508         98,957

      Fair Value
        Released and Allocated              518,157        396,465
        Committed to be Released             63,164         83,310
        Suspense                          1,644,430      1,484,355


     Contributions to the ESOP are as follows:

                                       September 30,   December 31,
                                           2001           2000
                                       -------------  -------------
      Compensation Expense                  195,000        186,000
      Contributions                         195,000        186,000

     For the purpose of computing earnings per share, all ESOP shares committed to be released will be considered outstanding.

     STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2001        73,514    43,695     $11.46
     Options Granted - Management                January 1, 2001       182,166    93,084     $11.64
                                                                       -------   -------
     Options Outstanding - September 30, 2001                          255,680   136,779     $11.59
                                                                       =======   =======

NOTE 8     DEPOSITS
-------   ----------

     Deposit balances are summarized as follows:

                                          September 30, 2001              December 31, 2000
                                    -----------------------------  -----------------------------
                     Rate Amount Percent Rate Amount Percent
                                    ------- -----------  --------  ------- -----------  --------
  Passbook                             3.77  32,202,018     17.87     4.68  16,657,166     10.28
  Interest-Free Checking                 --   8,908,536      4.94       --   9,503,943      5.86
  NOW                                  1.98   7,823,806      4.34     2.00   7,465,557      4.61
  Money Market Deposit                 3.43  51,044,344     28.33     5.51  31,022,840     19.14
                                            -----------  --------          -----------  --------
                                             99,978,704     55.48           64,649,506     39.89
                                            -----------  --------          -----------  --------
  Fixed Term Certificate Accounts
    Balances $100,000 or greater       5.32  20,038,953     11.12     6.38  23,480,179     14.48
    Balances less than $100,000        5.10  60,183,066     33.40     6.36  73,952,705     45.63
                                            -----------  --------          -----------  --------
                                             80,222,019     44.52           97,432,884     60.11
                                            -----------  --------          -----------  --------
                                            180,200,723    100.00          162,082,390    100.00
                                            ===========  ========          ===========  ========


The contractual maturity of certificate accounts at September 30, 2001 and December 31, 2000, is as follows:

       Period Ending September 30, 2001           Year Ending December 31, 2000
       --------------------------------           -----------------------------
            2001             22,042,200                2001          81,572,541
            2002             53,480,455                2002          13,728,541
            2003              3,513,599                2003           1,810,104
            2004              1,185,765                2004             321,698
            2005 and After           --                2005 and After        --
                             ----------                              ----------
                             80,222,019                              97,432,884
                             ==========                              ==========



NOTE 9     FEDERAL HOME LOAN BANK Advances
-------    ---------------------------------

     Advances from the Federal Home Loan Bank are summarized as follows for the periods ended September 30, 2001 and December 31, 2000:

                                                       2001                 2000
                                                   -----------       -----------
        Short-Term Borrowings:
          Cash Management (Rate Floats Daily)              0          12,660,000
          Weighted Average Rate at End of Period           0%            6.75%

        Long-Term Borrowings:
          Mortgage Match Advances                       242,430          246,679
          Convertible Fixed Rate (Within 10 Years)   25,000,000       11,000,000
                                                     ----------       ----------
          Total Long-Term Borrowings                 25,242,430       11,246,679
          Weighted Average Rate at End of Period        5.02%            5.31%

        Total Federal Home Loan Bank Advances        25,242,430       23,906,679
        Weighted Average Rate at End of Period          5.02%            6.07%

NOTE 10     INVESTMENT  SECURITIES
-------     ----------------------

     The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

     September 30, 2001:
     -------------------

                                                             Gross         Gross     Estimated
                                            Amortized      Unrealized    Unrealized   Market
                                              Cost            Gains       Losses       Value
                                             ----------     ---------    ----------  -----------
     Available-for-Sale:
          United States Government
            Agency Securities Maturing:
               After five years
                 but within ten years         7,885,214      236,988           --     8,122,202
               Over ten years
                 but within fifteen years     1,927,435       75,540           --     2,002,975
               Over 15 years                  4,368,365      204,201      111,113     4,461,453
              Municipal Securities Maturing:
               Within one year                  120,000        1,158           --       121,158
               After one year
                 but within five years          530,000       22,114           --       552,114
               After five years
                 but within ten years         1,595,823       56,678           --     1,652,501
               Over ten years
                 but within fifteen years     8,329,045      155,097       17,596     8,466,546
               Over 15 years                  5,985,443       79,468       60,683     6,004,228

          Equity Securities
               Callable after one year
                 but within five years       21,000,000      265,898       34,582    21,231,316
               Callable after five years
                 but within ten years         1,000,000       13,713           --     1,013,713

          Other
               Within one year                6,811,610           --           --     6,811,610
               Over 15 years                    493,464           --       23,804       469,660
                                             ----------    ---------    ---------   -----------
                  Total Available-for-Sale   60,046,399    1,110,855      247,778    60,909,476
                                             ==========    =========    =========   ===========
     Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
               After five years
                 but within ten years         3,994,961       15,363           --     4,010,324
                                             ----------    ---------    ---------   -----------
                    Total Held-to-Maturity    3,994,961       15,363           --     4,010,324
                                             ==========    =========    =========   ===========

NOTE 11     EARNINGS PER SHARE
-------     ------------------

     Earnings per share for three months ended and six months ended September 30, 2001, compared with the same periods ended September 30, 2000, are as follows:

                                                 Three Months Ended        Nine Months Ended
                                                  September 30,              September 30,
                                                 2001        2000           2001        2000
                                              ---------   ---------      ---------   ---------
Net Income                                      549,380     396,291      1,322,425   1,099,722
Average Basic Shares Outstanding              1,363,616   1,363,784      1,364,570   1,318,337

Basic Earnings Per Share                           0.40        0.29           0.97        0.83
                                              =========   =========      =========   =========

Net Income                                      549,380     396,291      1,322,425   1,099,722
Average Basic Shares Outstanding              1,363,616   1,363,784      1,364,570   1,318,337
Dilutive Effect Due to Stock Options             72,787      42,831         63,140      42,831
                                              ---------   ---------      ---------   ---------
Average Shares Outstanding, as Adjusted       1,436,403   1,406,615      1,427,710   1,361,168

Diluted Earnings Per Share                         0.38        0.28           0.93        0.81
                                              =========   =========      =========   =========

                                       13

ITEM NO. 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------  ------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

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


     BALANCE SHEET REVIEW
     --------------------

     At September 30, 2001, assets of State of Franklin Bancshares, Inc. totaled $225.9 million reflecting an increase of $21.5 million or 10% since December 31, 2000. The growth in assets has been funded primarily by an $18.8 million increase in deposits and a $1.3 million increase in Federal Home Loan Bank advances.


     LOANS
     -----

     Loans outstanding totaled $136.8 million at September 30, 2001. This represented a slight increase of .4% from the December 31, 2000 outstanding loans of $136.2 million.

     Commercial loans increased $2.8 million at September 30, 2001, an increase of 5% from $50.9 million at December 31, 2000. Consumer loans of $11.7 million at September 30, 2001 increased $1.6 million or 16% from $10.1 million at December 31, 2000. During the first nine months of 2001, real estate related loans declined in part due to the slowing economy and the lower interest rate environment resulting in less construction spending and an increase in existing mortgages being refinanced in the secondary market. Real estate construction lending totaled $21.5 million compared with $24.5 million at December 31, 2000, reflecting a decline of $2.9 million or 12%. First mortgage residential loans declined $1.3 million or 2% to $53.4 million at September 30, 2001. The loan portfolio mix at September 30, 2001 consists of 38% residential mortgages, 37% commercial, 17% real estate construction, and 8% consumer loans.


     INVESTMENT SECURITIES
     ---------------------

     Investment securities totaled $64.9 million at September 30, 2001. The investment portfolio at quarter end consisted of $18.6 million in debt securities issued by the U. S Government or Federal Agencies, $22.2 million in preferred stock issued by Federal Agencies, $16.8 million in securities issued by state, county, or municipalities, and $470,000 in corporate securities.

     At September 30, 2001, securities categorized as available-for-sale totaled $60.9 million while the held-to-maturity securities totaled $4 million compared to $38.7 million in available-for-sale and $14 million in held-to-maturity at December 31, 2000. At September 30, 2001, the available-for-sale portfolio had gross unrealized gains of $1,110,855 and gross unrealized losses of $247,778. Our held-to-maturity securities had $15,363 in unrealized losses due to changes in market rates. Due to the credit quality of these investments, no realized losses are expected.


     NON-PERFORMING ASSETS
     ---------------------

     Loans past due 90 days or more were $227,000 at September 30, 2001 and $194 thousand at December 31, 2000. Nonaccrual loans were $3,283,000 at September 30, 2001 compared with $984,000 at December 31, 2000. Additional funding of the allowance for loan losses have been made to cover anticipated losses associated with these loans. The reserve for loan and lease losses was $1,344,585 at September 30, 2001, or .98% of loans and leases outstanding, net of unearned income, compared to $1,062,511 or 0.78% at December 31, 2000. Management believes the allowance for loan losses is adequate to provide for potential loan losses.


     DEPOSITS
     --------

     Total deposits at September 30, 2001 of $180.2 million, represented an increase of $18.1 million or an 11% increase from $162.1 million at December 31, 2000. Non-interest bearing demand deposits totaled $8.9 million at September 30, 2001, a decrease of $600,000 from December 31, 2000. Interest bearing deposits increased $18.7 million to $171.3 million at September 30, 2001.

     CAPITAL
     -------

     Equity capital for the Savings Bank at September 30, 2001 was $17.1 million. At September 30, 2001, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 10.35%, 11.22% and 7.58%, respectively.

     Equity capital for the Company at September 30, 2001, was $19.1 million with Tier 1, total risk-based, and leverage ratios of 11.50%, 12.40%, and 8.38%, respectively.


     LIQUIDITY
     ---------

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and an unused line of credit with the Federal Home Loan Bank of Cincinnati totaling $35 million at September 30, 2001.


     EARNINGS REVIEW
     ----------------

     The Company had net income of $549,380 for the three months ending September 30, 2001, compared with $396,291 for the same period last year, resulting in an increase of 39%. For the nine month period ending September 30, 2001, net income was $1,322,425 compared with $1,099,722 the first nine months of 2000 reflecting an increase of 20%. Net income per diluted share was $0.93 compared to earnings per share of $0.81 for the first nine months ending September 30, 2000. Return on average assets was .82% and the return on average equity was 9.49% for the nine month period ended September 30, 2001, compared with .86% and 9.62%, respectively, for the same period in 2000.

     Noninterest income increased $111,990, or 26%, during the nine months ended September 30, 2001, compared the same period last year as a result of the net effect several factors. Gain on loans sold increased $102,268 due to increased activity in income generated by loans sold in the secondary market. Service charges on deposit accounts increased $33,758 while insurance commissions and rental income declined $8,271 and $15,765, respectively for the nine months ended September 30, 2001, compared with the same period a year ago.

     Noninterest expense was $2.8 million for the nine months ending September 30, 2001, an increase of 15% over the 2000 period, primarily resulting from increased salaries and benefits, occupancy, furniture and equipment, data processing, and other general operating expenses.


     NET INTEREST INCOME
     -------------------

     Interest income and interest expense both increased from 2000 to 2001 resulting primarily from the increases in both earning assets and interest bearing liabilities. Net interest income of $1.5 million for the three months ended September 30, 2001 reflects an increase of $154,089 or 12% over the same period last year. For the nine months ending September 30, 2001, net interest income was $4.4 million, reflecting an increase of $517,857 or 13% over the same period a year ago. For the nine months ending September 30, 2001, average earning assets increased $43.8 million or 27% while average interest bearing liabilities increased $40.9 million, or 28%, compared with the same period in 2000. Average earning asset taxable equivalent yield declined 28 basis points to 7.85% while the cost on interest bearing liabilities also declined 28 basis points to 5.21%. The net interest margin based on average earning assets declined slightly to 3.10% for the nine months ending September 30, 2001 compared with 3.16% for the same period in 2000.


     PROVISION FOR LOAN LOSSES
     -------------------------

     During the nine months ended September 30, 2001, the provision for possible loan losses was $453,026 compared with $193,986 for the same period last year. Loan charge-offs for the nine months ended September 30, 2000, were $171,852 compared with $50,402 during the same period in 1999. The allowance for possible loan losses represented .98% of total loans, net of mortgage loans held-for-sale, at September 30, 2001, compared to .72% at September 30, 2000. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

     PROVISION FOR INCOME TAXES
     ---------------------------

     For the nine months ended September 30, 2001, the provision for federal and state income taxes was $323,897, a decrease of $224,265 from 2000. The decrease is due primarily to taxfree interest income generated from purchases of municipal securities and tax exempt dividends from purchases of preferred stock in federal agencies.


     NONINTEREST INCOME
     -------------------

     The Company's noninterest income was $543,575 during the nine months ended September 30, 2001, an increase of $111,990 or 26% from the comparable 2000 period. The increase resulted from the net effect of declines in insurance commissions and rental income of $8,271 and $15,765, respectively, combined with increases of $33,758 in other fees and service charges and $102,268 in net gains on loans sold.


     NONINTEREST EXPENSE
     --------------------

     Noninterest expense totaled $949,873 for the three month period ending September 30, 2001, an increase of $130,819 or 16%. For the nine month period ending September 30, 2001, noninterest expense was up $2,844,189 or 15% over the same period in 2000. The increases were a result primarily of growth in the organization. Compensation and related benefits, data processing expense, and other operating expenses, which include postage, printing and supplies, and telephone expense, reflect the growth in the customer base and the general increased size of the organization.


PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     None

ITEM 2.    CHANGES IN SECURITIES

     None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.    OTHER INFORMATION

     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              STATE OF FRANKLIN BANCSHARES, INC.
                                              ----------------------------------
                                                         (Registrant)





November 8, 2001                               /s/ Randal R. Greene
----------------                               ---------------------------------
    (Date)                                     Randal R. Greene, President





November 8, 2001                               /s/ Charles E. Allen, Jr.
----------------                               ---------------------------------
   (Date)                                      Charles E. Allen, Jr.,
                                               Chairman of the Board
                                               and Chief Executive Officer
                                              (Principal Executive, Financial
                                               and Accounting Officer)