Form 10KSB
period 2001-12-31
STATE OF FRANKLIN BANCSHARES INC
filed 2002-03-28
CIK 1066626

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR

[   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934

                        Commission file number 000-24675

                       STATE OF FRANKLIN BANCSHARES, INC.
                 (Name of small business issuer in its charter)


            TENNESSEE                                    62-1607709
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


                             1907 North Roan Street
                          Johnson City, Tennessee 37601
              (Address of principal executive offices and Zip Code)

                    Issuer's telephone number (423) 926-3300


Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenues for the twelve months ended December 31, 2001 were $16,427,596.

     The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as of March 15, 2002 is approximately $17.5 million. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding at March 15, 2002, Common Stock, $1.00 par value, 1,465,512 shares.

Documents Incorporated by Reference: Proxy Statement related to 2002 Annual Meeting of Shareholders.

                                     PART I

Item 1.    Description of Business

The Company

     State of Franklin Bancshares, Inc. (State of Franklin) is a registered bank holding company organized under the laws of Tennessee and headquartered in Johnson City, Tennessee. State of Franklin Savings Bank (The Savings Bank) is a wholly owned subsidiary through which we conduct our banking operations. On December 31, 2001, we had consolidated total assets of approximately $258 million. State of Franklin Leasing Corporation is a wholly owned subsidiary of State of Franklin which engages in equipment lease financing. The Savings Bank offers title services through its wholly owned subsidiary John Sevier Title Services, Inc. In early 2002, State of Franklin Real Estate, Inc. was incorporated as a subsidiary of the Savings Bank for the purpose of selling real estate.

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

     In certain aspects of our business, we also compete with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses and other financial institutions, some of which are not subject to the same degree of regulation and restriction that we are, and some of which have financial resources greater than ours. Our future success will depend primarily upon the difference between the cost of our borrowing (primarily interest paid on deposits and Federal Home Loan Bank advances) and income from operations (primarily interest or fees earned on loans and investments). We compete for funds with other institutions, which, in most cases, are significantly larger than we are and are able to provide a greater variety of services than we can. These competitors may thus obtain deposits at lower rates of interest.

Net Interest Income

     The following table sets forth weighted average taxable equivalent yields earned by State of Franklin on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and certain other information:


                                                             2001                               2000
                                                --------------------------------------------------------------------
(Fully taxable equivalent)                                  Interest      Average               Interest     Average
(Dollars in thousands)                          Average      Income/      Yields/    Average     Income/     Yields/
                                                Balance      Expense       Rate      Balance     Expense      Rate
                                                -------      -------       ----      -------     -------      ----
Assets:

Interest-earning assets:
Loans net of unearned income................    $140,343       $11,466      8.17%   $127,088     $10,951      8.62%
Investment Securities.......................      61,282         4,409      7.19%     40,255       2,795      6.94%
Other earning assets .......................       2,150           143      6.65%      1,509         110      7.29%
Federal funds sold..........................       8,286           262      3.16%        888          54      6.14%
                                                   -----           ---                   ---          --
    Total interest-earning assets/interest
  income....................................     212,061        16,280      7.68%    169,740      13,910      8.20%
                                                 -------        ------      ----     -------      ------      ----
Cash and due from banks.....................       3,038                               2,512
Other assets................................       6,993                               6,198
Allowance for loan losses...................      (1,245)                               (895)
                                                  ------                                ----
    Total...................................    $220,847                            $177,555
                                                ========                            ========

Liabilities and stockholders' equity:

Interest-bearing liabilities:

Interest-bearing checking deposits..........     $ 7,580        $  153      2.02%    $ 6,460      $  132      2.04%
Savings.....................................      24,643           934      3.79%     23,185       1,105      4.84%
Money Market................................      47,453         1,982      4.18%     22,496       1,159      5.15%
Time certificates...........................      86,156         4,885      5.67%     83,091       5,054      6.08%
Borrowed funds..............................      26,988         1,379      5.11%     18,428       1,160      6.30%
Subordinated Debentures                              307            17      5.54%         --          --        --
                                                 -------         -----               -------       -----
    Total interest-bearing
    liabilities/interest expense............     193,127         9,350      4.84%    153,660       8,610      5.60%
                                                 -------         -----      ----     -------       -----      ----
Non-interest bearing demand  deposits.......       9,074                               7,091
Other liabilities...........................         825                               1,043
Stockholders' equity........................      17,821                              15,761
                                                  ------                              ------
    Total...................................    $220,847                            $177,555
                                                ========                            ========
Net interest earnings.......................                    $6,930                            $5,300
                                                                ======                            ======
Net interest on interest-earning assets.....                                3.27%                             3.12%

Return on average assets....................                                0.89%                             0.78%
Return on average equity....................                               10.98%                             8.75%
Cash dividends declared.....................                                  --                                --
Dividend payout ratio.......................                                  --                                --

     The following table summarizes changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:

                                                              December 31, 2001               December 31, 2000
                                                                   Versus                          Versus
                                                              December 31, 2000               December 31, 1999
                                                             Increase (Decrease)             Increase (Decrease)
                                                             Change Due to: (1)              Change Due to: (1)
                                                             ------------------              ------------------
    (Dollars in thousands)                                 Volume      Rate     Total      Volume     Rate      Total
                                                           ------      ----     -----      ------     ----      -----
    Increase (decrease) in: (2)
    Loans, net of unearned income....................       $1,083    ($568)      $515     $2,358      $373     $2,731
    U.S. Treasury and other U.S. government agency
    securities.......................................        1,513      101      1,614        794       114        908
    Other earning assets ............................           43      (10)        33         (9)       18          9
    Federal funds sold...............................          234      (26)       208       (232)       63       (169)
                                                            ------    -----      -----     ------      ----      -----
             Total interest income...................        2,872     (502)     2,370      2,911       568      3,479
                                                             -----     ----      -----      -----       ---      -----


    Increase (decrease) in: (2)
    Interest-bearing checking deposits...............           23       (2)        21         23        (2)        21
    Savings deposits.................................           55     (226)      (171)      (833)      (34)      (867)
    Money Market.....................................        1,042     (219)       823        441        87        528
    Time certificates................................          174     (343)      (169)     1,832       272      2,104
    Borrowed funds...................................          437     (218)       219         --        --         --
    Subordinated Debentures..........................           17       --         17        572        82        654
                                                            ------    -----       ----     ------      ----     ------
             Total interest expense..................        1,748   (1,008)       740      2,035       405      2,440
                                                            ------   ------       ----     ------      ----     ------
    Increase (decrease) in net interest income.......                         $  1,630                        $  1,039
                                                                              ========                        ========


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

     The matching of assets and liabilities is analyzed by examining the extent to which the assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

     The following table is an interest sensitivity profile for the State of Franklin Bancshares as of December 31, 2001 and 2000. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.


                                                                             December 31, 2001
                                                ------------------------------------------------------------------
                                                             After 3 months    After 12
                                                   Within        within        months         After
                                                  3 months     12 months   within 5 years    5 years         Total
                                                  --------     ---------   --------------    -------         -----
       (Dollars in thousands)
       Earning assets:
       Loans.........................              $33,755        $11,572       $39,219      $57,093      $141,639
       Investment securities:
            Available for sale.......                  794                       17,531       45,456        63,780
            Held to maturity.........                                             1,963        7,714         9,677
       Federal funds sold............               28,590                                                  28,590
       Interest-bearing deposits.....                   58                                                      58
       Federal Home Loan Bank stock..                2,161                                                   2,161
                                                     -----                                                   -----
                Total earning assets.              $65,358       $ 11,572       $58,713     $110,263      $245,905
                                                   =======       ========       =======     ========      ========
       Interest-bearing liabilities:
       Interest-bearing deposits.....             $157,056        $20,658        $3,890         $317      $181,921
       Long-term debt................                                                         30,241        30,241
       Subordinated debentures.......                8,000                                                   8,000
                                                     -----                                                   -----
       Total interest-bearing liabilities         $165,056        $20,658        $3,890     $ 30,558      $220,162
                                                  ========        =======        ======     ========      ========
       Net repricing gap.............            $(99,698)        $(9,086)      $54,823      $79,705       $25,744

       Rate sensitivity gap:
       Net repricing gap as a percentage
          of total earning assets....               (40.87)%        (3.72)%       22.47%       32.67%        10.55%
       Cumulative gap................             $(99,698)     $(108,784)     $(53,961)     $25,744       $25,744
       Cumulative gap as a percentage of
         total earning assets.......                (40.87)%       (44.59)%      (22.12)%      10.55%        10.55%




                                                                             December 31, 2000
                                                ------------------------------------------------------------------
                                                             After 3 months    After 12
                                                   Within        within        months         After
                                                  3 months     12 months   within 5 years    5 years         Total
                                                  --------     ---------   --------------    -------         -----
       (Dollars in thousands)
       Earning assets:
       Loans.........................              $34,017         $6,233       $60,426      $35,744      $136,420
       Investment securities:
            Available for sale.......                3,071                        8,508       27,136        38,715
            Held to maturity.........                                             2,000       11,989        13,989
       Federal funds sold............                2,525                                                   2,525
       Interest-bearing deposits.....                  227                                                     227
       Federal Home Loan Bank stock..                1,525                                                   1,525
                                                     -----                                                   -----
                Total earning assets.              $41,365       $  6,233       $70,934      $74,869      $193,401
                                                   =======       ========       =======      =======      ========
       Interest-bearing liabilities:
       Interest-bearing deposits.....              $80,349        $55,227       $17,002                   $152,578
       Short-term debt...............               12,660                                                  12,660
       Long-term debt................                                                         11,819        11,819
                                                                                              ------        ------
       Total interest-bearing liabilities          $93,009        $55,227       $17,002    $  11,819      $177,057
                                                   =======        =======       =======    =========      ========
       Net repricing gap.............             $(51,644)      $(48,994)      $53,932      $63,050       $16,344

       Rate sensitivity gap:
       Net repricing gap as a percentage
          of total earning assets....               (26.84)%       (25.46)%       28.03%       32.77%         8.49%
       Cumulative gap................             $(51,644)     $(100,638)     $(46,706)     $16,344       $16,344
       Cumulative gap as a percentage of
          total earning assets.......               (26.84)%       (52.30)%      (24.27)%       8.49%         8.49%

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


Deposits

     We offer a full range of depositor accounts and services to both consumers and businesses. None of these deposits were brokered. Our primary sources of funds are interest-bearing deposits. The following table sets forth our deposit structure at December 31, 2001 and 2000 (in thousands).

                                                                                  2001            2000
                                                                                  ----            ----
     Non interest-bearing deposits:
     Individuals, partnerships and corporations........................        $17,027           $7,810
     Certified and official checks.....................................          1,189            1,694
                                                                                 -----            -----
       Total non interest-bearing deposits.............................         18,216            9,504

     Interest-bearing deposits:
     Interest-bearing demand accounts..................................         54,533           38,489
     Savings accounts..................................................         41,603           16,657
     Certificates of deposit, less than $100,000.......................         63,547           73,952
     Certificates of deposit, greater than $100,000....................         22,238           23,480
                                                                                ------           ------
       Total interest-bearing deposits.................................        181,921          152,578
                                                                               -------          -------
       Total deposits..................................................       $200,137         $162,082
                                                                               =======          =======

     The following table shows, by category, the weighted average rate on deposits and the average amount of deposits for the periods indicated:

                                                                                     December 31,
                                                                ----------------------------------------------------
                                                                         2001                          2000
                                                                --------------------            --------------------
     (Dollars in thousands)
     Non interest-bearing deposits.....................         0.00%         $9,074            0.00%         $7,091
     Savings deposits..................................         3.79%         24,643            4.77%         23,185
     Money market deposits ............................         4.18%         47,453            5.15%         22,496
     Time deposits.....................................         5.67%         86,156            6.08%         83,091
     Interest-bearing demand deposits..................         2.02%          7,580            2.04%          6,460
                                                                            --------                        --------
              Total deposits...........................                     $174,906                        $142,323
                                                                            ========                        ========


     At December 31, 2001 and 2000, time deposits greater than $100,000 aggregated approximately $22.2 million and $23.5 million, respectively. The following table indicates, as of December 31, 2001 and 2000, the dollar amount of deposits of $100,000 or more by the time remaining until maturity (in thousands):

                                            2001                                           2000
                                            ----                                           ----
                                                   1 Year                                           1 Year
                          3 Months     3 to 12    through                 3 Months      3 to 12    through
                           or less      Months    5 years       Total      or less       Months    5 years      Total
                           -------      ------    -------       -----      -------       ------    -------      -----
     Time certificates      $4,128     $15,589     $2,521     $22,238       $6,851      $12,140     $4,489    $23,480



Assets


     Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our earning assets by category at December 31, 2001 and 2000.

      (In Thousands)                                    2001          2000
                                                      --------      --------
      Investment securities:
        Available for sale...................         $ 63,780      $ 38,715
        Held to maturity.....................            9,677        13,989
      Short-term interest-bearing deposits...               58           227
      Federal funds sold.....................           28,590         2,525
      Federal Home Loan Bank stock...........            2,162         1,525
      Loans:
        Real estate..........................           95,708        86,675
        Commercial and other.................           46,072        49,866
                                                        ------        ------
          Total loans........................          141,780       136,541
         Less unearned income................              141           121
                                                       -------       -------
        Loans, net of unearned income........          141,639       136,420
                                                       -------       -------
      Total earning assets ..................         $245,906      $193,401
                                                       =======       =======


Investment Portfolio

     For a description of the composition of the carrying value of our investment portfolio at December 31, 2001 and 2000, see Note 10 to the Consolidated Financial Statements attached hereto.

     The following table presents the maturity distribution of the amortized cost and estimated market value of our investment portfolio at December 31, 2001 and 2000. The weighted average tax equivalent yields on these instruments are presented based on final maturity.


                                                              2001                                    2000
                                                              ----                                    ----
                                                Amortized    Estimated     Weighted    Amortized    Estimated     Weighted
                                                   Cost    Market Value  Average Yield    Cost    Market Value  Average Yield
                                                    ----   ------------  -------------    ----    ------------  -------------
     (Dollars in thousands)
      Held to maturity:
      ----------------
      Obligations of U.S. Government
      agencies:
        Due after 1 year but within 5 years        $  --         $  --            --     $1,999       $ 1,988         6.31%

        Due after 5 years but within 10              834           833          6.38%    11,990        11,805         6.57%
      years................................
        Due after 10 years but within 15           4,491         4,451          6.54%        --            --           --
      years................................

      U.S. Agency Collateralized Mortgage
      Obligations :
        Due after 1 year but within 5 years       $1,963        $1,963          6.52%     $  --         $  --           --
        Due after 5 years but within 10
      years................................        2,389         2,389          5.59%        --            --           --
                                                --------      --------                  -------      --------
           Total held to maturity..........     $  9,677      $  9,636         6.29%    $13,989      $ 13,793         6.53%
                                                ========      ========                  =======      ========
      Available for sale:
      ------------------

      Obligations of U.S. Government
      agencies:

        Due after 1 year but within 5 years        $  --         $  --            --      $ 998         $ 991         6.06%
        Due after 5 years but within 10
      years...............................         6,888         7,070          6.71%    18,772        18,654         6.84%
        Due after 10 years but within 15
      years................................        1,230         1,204          6.42%     1,924         1,957         7.38%
        Due after 15 years but within 20
      years................................        3,369         3,428          7.79%     1,764         1,873         6.97%
        Due after 20 years.................        1,084         1,032          7.80%        --            --           --


      U.S. Agency Collateralized Mortgage
      Obligations :
        Due after 5 years but within 10
      years................................          290           290          6.51%        --            --           --

      Municipal Securities:

        Due within 1 year ................           120           121          5.98%        --            --           --
        Due after 1 year but within 5 years          530           545          6.22%       510           513         6.46%
        Due after 5 years but within 10
      years...............................         2,109         2,095          5.96%       770           782         6.84%
        Due after 10 years but within 15
      years................................       10,888        10,615          6.40%     2,023         2,032         7.22%
        Due after 15 years but within 20
      years................................        5,090         4,863          7.12%       747           779         8.97%
        Due after 20 years.................        1,508         1,448          7.16%        --            --           --

      Equity Securities (Preferred Stock
         In U S Government Agencies):

        Callable after 1 year but within 5
      years...............................        17,000        16,986          7.23%     7,000         7,052         7.95%
        Callable after 5 year but within 10
      years................................        5,933         5,894          8.03%     1,000         1,010         7.88%

      Other Securities:
        Due within 1 year .................          674           674          3.27%     3,071         3,071         6.09%
        Due after 5 years but within 10
      years..............................          3,000         2,912          7.00%        --            --           --
        Due after 10 year but within 15
      years...............................         2,100         1,990          7.25%        --            --           --
        Due after 20 years.................        2,558         2,613          5.63%        15            15           --
                                                --------      --------                  -------      --------
           Total available for sale........      $64,371       $63,780          6.92%   $38,579       $38,714         7.08%
                                                ========      ========                  =======      ========


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


Loan Portfolio

     The following table sets forth the composition of our loan portfolio and loans held for sale at December 31, 2001 and 2000.

                                                                       2001           2000
                                                                  -------------- --------------
     (In Thousands)
     Real estate loans:
       Construction and land development........................       $  14,668         $  762
       Secured by residential properties........................          72,903         77,846
       Commercial real estate loans.............................           8,137          7,802
                                                                           -----          -----
          Total real estate loans...............................          95,708         86,410
     Commercial and industrial loans............................          26,780         27,751
     Installment loans..........................................          19,091         21,841
     Other consumer loans.......................................               0            390
     All other loans............................................              60             28
                                                                           -----          -----
         Total loans............................................        $141,639       $136,420
                                                                        ========       ========


     The following tables set forth the maturities of the loan portfolio and its sensitivity to interest rate changes at December 31, 2001:


                                                      One Year            One Through                Over
     (In Thousands)                                    or Less             Five Years          Five Years          Total
                                                       -------             ----------          ----------          -----
     Real estate construction loans                   $ 14,668                  $  --               $  --        $14,668
     Commercial and industrial loans....                15,322                  8,837               2,621         26,780

     All other loans....................                15,337                 30,382              54,472        100,191
                                                        ------                 ------              ------        -------
       Total loans......................              $ 45,327                $39,219             $57,093       $141,639
                                                      ========                =======             =======       ========

     The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is set forth below.

     Real estate and commercial and industrial loans maturing after one year as of December 31, 2001 (in thousands):

       Fixed rate...........................................         $20,640
       Floating rate........................................          48,032

       Other loans maturing after one year:

       Fixed rate...........................................          19,348
       Floating rate........................................           8,292
                                                                       -----
                Total loans maturing after one year.........        $ 96,312
                                                                    ========


Lending Policy

     While the ultimate authority to approve loans rests with our Board of Directors, lending authority is delegated by the Directors to our loan officers and loan committees, each of whom may make a limited amount of secured and unsecured loans to a single borrower or related group of borrowers. Lending limits of individual officers are documented in the respective personnel files and are reviewed annually by the Directors. Loan officers discuss with a senior officer any loan request which exceeds their individual lending limit. The loan must have the joint approval from the originating officer and a senior officer. Our President and Chief Executive Officer of the Savings Bank has the authority to approve first mortgages for one-to-four family residential loans which conform to the guidelines of the Farmers Home Administration, the Veterans Administration, and the Tennessee Housing Development Authority, and other conventional investors in any amount.

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

     At December 31, 2001 the Company had non-accrual loans totaling $2,840,000 and no restructured loans. Loans 90 days or more past due totaled $881,000 for the same period. We have increased the provision for loan losses during 2001 to cover anticipated losses associated with non-accrual and past due loans. The Company has no loans to foreign borrowers and we are not aware of any additional problems that would significantly increase the amount or number of problem loans in the coming months.

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

     The reserve for loan and lease losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans or leases previously charged off are recovered. The resulting reserve for loan and lease losses is viewed by management as a single, unallocated reserve available for all loans or leases. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan and lease losses was $1,473,855 at year end 2001, or 1.06% of loans and leases outstanding, net of unearned income, compared to $1,062,511 or 0.78% at year end 2000. During 2001, net charge-offs and recoveries were $179,000. Management does not foresee any events that will significantly increase loan losses in the coming months. The following table presents data related to the Company's consolidated reserve for loan and lease losses for the years ended December 31, 2001 and 2000.


                                                                                             2001          2000
                                                                                        ------------- -------------
(Dollars In thousands)
Balance at beginning of period.......................................................          $1,063          $810
Charge offs:
  Commercial ........................................................................              30            --
  Real estate mortgage..............................................................              150            40
  Installment loans to individuals...................................................               1            10
                                                                                               ------        ------
Recoveries:
  Commercial ........................................................................               2            --
  Real estate mortgage...............................................................              --            --
  Installment loans to individuals...................................................              --            --
                                                                                               ------        ------
Net charge offs......................................................................             179            50
Additions to reserve charged to operations...........................................             590           303
                                                                                               ------        ------
Balance at end of period.............................................................          $1,474        $1,063
                                                                                               ======        ======

Ratio of net charge offs during the period to average loans and leases outstanding               0.13%         0.04%
during the period....................................................................
Average allowance for loan and lease losses to average total loans and leases........            0.89%         0.70%

     At December 31, 2001 and 2000, the allowance for loan and lease losses was allocated as follows:


                                                               2001                                 2000
                                                               ----                                 ----
              (Dollars in thousands)
                                                            Percent of loans in each              Percent of loans in each
                                                    Amount  Category to total loans       Amount  Category to total loans
                                                    ------  -----------------------       ------  -----------------------
     Commercial..............................         $442            30%                   $319          30%
     Real estate mortgage....................          811            55%                    585          55%
     All other ..............................          221            15%                    159          15%
                                                    ------           ---                  ------         ---
        Total................................       $1,474           100%                 $1,063         100%
                                                    ======           ===                  ======         ===



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



     Nonperforming assets (Dollars in thousands):                                           December 31,
                                                                                    --------------------------
                                                                                             2001         2000
                                                                                    -------------  -----------
     Non-accrual loans.............................................................       $ 2,840        $ 984
     Restructured loans............................................................            --           --
     Other loans past due 90 days or more to principal or interest payments........           881          194
     Nonperforming loans as a percentage of net loans before allowance for loan
     losses........................................................................          2.04%        0.72%
     Allowance for loan losses as a percentage of nonperforming loans..............            52%         108%


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

     The following table sets forth liquidity ratios for the periods indicated:

                                                     2001              2000
                                              ----------------- ----------------
     Average loans and leases to average
     deposits...............................         80.2%            89.3%


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

Our consolidated capital ratios are set forth below.

                                                                         December 31,       December 31,
                                                                                2001               2000
                                                                                ----               ----
     (Dollars in thousands)
     Capital:
     Tier I capital:
              Stockholders' common equity.................                    $ 18,739          $ 17,225
              Qualifying interest in subordinated
              debentures .................................                       6,306                --
              Less unrealized (loss) gain in securities ..                        (368)               90
              Less disallowed intangibles.................                        (236)               --
                                                                                ------            ------
                       Total Tier I capital...............                      25,224            17,135

     Tier II capital:
              Qualifying interest in subordinated
              debentures .................................                       1,694             1,063
              Qualifying allowance for loan losses........                       1,474             1,063
                                                                                 -----             -----
                       Total capital......................                      28,392            18,198
     Risk-adjusted assets.................................                     166,708           128,576
     Quarterly average assets.............................                     233,494           194,936

     Ratios:
     Tier I capital to risk-adjusted assets.....................                 15.13%            13.33%
     Tier II capital to risk-adjusted assets....................                   .88%              .83%
     Total capital to risk-adjusted assets......................                 17.03%            14.15%
     Leverage-- Tier I capital to quarterly  average assets
     less  disallowed intangibles...............................                 10.80%             8.79%


     On December 31, 2001 and 2000, we exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

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

     At December 31, 2001, our deposit base for purposes of FDIC premiums was $209 million. We paid FDIC insurance premiums of $12,374 in 1999, $27,840 in 2000, and $30,832 in 2001.

     Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act, as amended, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be:

     o "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

     o "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio that is 4.0% or more, or a Tier 1 leverage capital ratio that is 4.0% or more;

     o "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

     o "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and

     o "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

     Standards for Safety and Soundness. The Federal Deposit Insurance Act requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to:

     o    internal controls, information systems and internal audit systems;
     o    loan documentation;
     o    credit underwriting;
     o    interest rate risk exposure;
     o    asset growth; and
     o    compensation, fees and benefits.

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

     Loans-to-One-Borrower. The aggregate amount of loans that we are permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital with Board approval. Based on the Savings Bank's capitalization of $17.2 million, our loans-to-one borrower limit is approximately $4.3 million.

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


Employees

     At December 31, 2000, we had a total of 54 employees with 42 of those employed on a full-time basis.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     There is no established public trading market for our Common Stock. Our management is aware that isolated transactions in the Common Stock occur from time to time. To the best of management's knowledge of transactions in the Common Stock of State of Franklin Bancshares during 2001, prices ranged from $15.00 to $16.20 per share.

     There were 1,159 holders of record of the Common Stock as of December 31, 2001.

     On December 18, 2001, the Company issued debentures to State of Franklin Statutory Trust I (Trust), a business trust subsidiary of the Company. The Trust purchased the debentures with the proceeds from the sale of trust preferred securities issued by the Trust in a private placement. We guaranteed the preferred securities. The proceeds from the sale of the debentures will be used to support the Company's current capital position allowing for future growth. For more information, see notes 1 and 14 to the Consolidated Financial Statements included elsewhere in this report.

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


FOR THE YEAR ENDED  DECEMBER  31, 2001  COMPARED TO THE YEAR ENDED  DECEMBER 31,
2000

EARNINGS REVIEW

     Total net income of State of Franklin for the year ended December 31, 2001 was $1,957,411, an increase of $577,724 over the year ended December 31, 2000 total net income of $1,379,687. Earnings per share was $1.36 compared to earnings per share of $1.00 in 2000. Return on average assets was 0.89% and the return on average equity was 10.98% for the year ended December 31, 2001.

     Operating results in 2001 reflected higher net interest income and noninterest income. Net interest income of $6.3 million for the year ended December 31, 2001 was up 21% over the 2000 period. During 2001, earning assets grew 27% while interest bearing liabilities and capital securities grew 28%. The 2001 provision for possible loan losses was $589,902. Noninterest income increased $204,631, or 36%, with other fees and service charges and net gains on loans sold primarily responsible for the increase over the year ended December 31, 2000. Noninterest expense was $3.9 million for the 2001 period, an increase of 15% over the previous year, primarily resulting from increased salaries and benefits, equipment, occupancy, and data processing expenses associated with the overall growth of State of Franklin.

Net Interest Income and Margin

     Net interest income increased $1,092,082 or 21% for the year ended December 31, 2001 to $6.3 million compared to $5.2 million for the year ended December 31, 2000. While growth in average loans slowed to $13.6 million, or 11%, primarily due to lower interest rates and refinancing activity moving loans into the secondary market, average investments increased $21.1 million, or 53%. Growth in the investment portfolio came mainly from purchases of agency preferred stocks with dividends which are 70% tax exempt and tax free municipal securities. The taxable equivalent yield on earning assets declined 52 basis points to 7.68% during 2001.

     Average deposits increased by 23% or $32.6 million to $174.9 million during 2001 compared to $142.3 million in 2000. The rate paid on average interest-bearing liabilities decreased 76 basis points during the year ended December 31, 2001 to 4.84%. Consequently, the taxable equivalent net interest margin based on average earning assets increased 15 basis points to 3.27% during 2001 compared to 3.12% during the prior year ended December 31, 2000.

Provision for Loan Losses

     During the year ended December 31, 2001, the provision for possible loan losses was $589,902. There were $178,558 in net charge-offs during the year ended December 31, 2001 and $50,402 for the year ended December 31, 2000. The allowance for possible loan losses represented 1.06% of total loans, net of mortgage loans held-for-sale, at December 31, 2001, compared to 0.78% at December 31, 2000.

Provision for Income Taxes

     For the year ended December 31, 2001, the provision for income taxes was $581,715, a decline of $76,407 from 2000. The decline was primarily due to the increase in tax free municipal income and the tax benefit from the increase in dividends on agency preferred stocks.

Noninterest Income

     State of Franklin's noninterest income was $776,208 during the year ended December 31, 2001, an increase of $204,631 or 36% over the comparable 2000 period. The increase was attributable to increases in other fees and service charges, net gains on loans sold, and insurance commission income of $46,155, $165,001, and $1,737, respectively, which were partially offset by a decrease in net rental income of $8,262.

Noninterest Expense

     Noninterest expense totaled $3.9 million for the period ending December 31, 2001, an increase of $508,104, or 15%. Noninterest expense to average assets was 1.79% for the period ending December 31, 2001 compared to 1.94% for the same period a year ago. Compensation and related benefits of $1.8 million accounted for 46% of the total noninterest expense compared to $1.6 million or 46% for the year ended December 31, 2000. Occupancy, furniture and equipment, and advertising expenses increased $33,866, $72,097, and $38,684, respectively, due mainly to the addition of the Colonial Heights Branch and operational system upgrades. Data processing expense increased $61,678, or 17%, while all other noninterest expense categories increased $43,122, or 5.2%.


BALANCE SHEET REVIEW

     State of Franklin places an emphasis on an integrated approach to our balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity and capital. These components are examined below.

Investment Securities

     Investment securities totaled $73.5 million at December 31, 2001. The investment portfolio at year end consisted of $18.1 million in debt securities issued by the U. S. Government or Federal Agencies, $4.6 million in Federal Agency collateralized mortgage obligations, $22.9 million in preferred stock issued by Federal Agencies, $19.7 million in securities issued by state, county, or municipalities, and $8.2 million in corporate securities.

At December 31, 2001, securities categorized as available-for-sale totaled $63.8 million while the held-to-maturity securities totaled $9.7 million compared to $38.7 million in available-for-sale and $14 million in held-to-maturity at December 31, 2000. At December 31, 2001, the available-for-sale portfolio had gross unrealized losses of $590,802 while our held-to-maturity securities had $40,510 in unrealized losses due to changes in market rates. Due to the credit quality of these investments, no realized losses are expected.

Loans

     Loans outstanding totaled $141.6 million at December 31, 2001. This represented an increase of 4% from the December 31, 2000 outstanding loans of $136.4 million. First mortgage loans were $54.6 million at December 31, 2001, compared with $54.7 million at December 31, 2000. Real estate construction lending totaled $20.2 million and $24.5 million at December 31, 2001 and 2000, respectively. Commercial loans increased to $56 million at December 31, 2001, an increased

10% from $50.9 million at December 31, 2000. Consumer loans at December 31, 2001, increased to $12.5 million, or 25%, over $10.1 million at December 31, 2000.


Non-Performing Assets

     Nonaccrual loans totaled $2,840,000 at December 31, 2001 and $984,000 at December 31, 2000. Loans past due 90 days or more were $881,000 at December 31, 2000 and $194,000 at December 31, 2000. The allowance for possible loan and lease losses was $1,473,855 and $1,062,511 at December 31, 2001 and 2000,
respectively. Management believes the allowance for possible loan and lease losses is adequate to provide for potential loan and lease losses.


Deposits

     Total deposits at December 31, 2001 of $200.1 million, represented an increase of $38.1 million or a 23% increase from $162.1 million at December 31, 2000. Non-interest bearing demand deposits totaled $18.2 million at December 31, 2001, an increase of $8.7 million or 92% from December 31, 2000. Interest bearing deposits increased $29.3 million to $181.9 million at December 31, 2001.


Capital

     Equity capital at December 31, 2001 was $18.8 million, an increase of $1.6 million from $17.2 million at December 31, 2000. Tier 1 capital for the Company increased to $25.2 million primarily due to $6.3 million in subordinated debentures. On December 18, 2001, the Company issued debentures to State of Franklin Statutory Trust I (Trust), a business trust subsidiary of the Company. The Trust purchased the debentures with the proceeds from the sale of trust preferred securities issued by the Trust in a private placement. We guaranteed the preferred securities. For more information, see notes 1 and 14 to the Consolidated Financial Statements included elsewhere in this report. The capital levels of the Company as of December 31, 2001 include adjustment for the subordinated debentures issued in December of 2001, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of December 31, 2001, approximately $6.3 million of $8 million of debentures were included as Tier 1 capital of the Company with the remaining $1.7 million included as Tier 2 capital, component of total risk-based capital. At December 31, 2001, all capital ratios were in excess of the regulatory minimums, with State of Franklin's Tier 1, total risk-based and leverage ratio of 15.10%, 17.01% and 10.78%, respectively.


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






                       State of Franklin Bancshares, Inc.
                             JOHNSON CITY, TENNESSEE

                              INDEX TO AUDIT REPORT

                           December 31, 2001 and 2000

Audited Consolidated Financial Statements:

Independent Auditor's Report                                                  26
Consolidated Statements of Financial Condition                                27
Consolidated Statements of Income                                             28
Consolidated Statements of Changes in Stockholders' Equity                    29
Consolidated Statements of Cash Flows                                      30-31
Notes to Consolidated Financial Statements                                 32-48
Statement of Management Responsibility                                        49

                         (BAYLOR AND BACKUS LETTER HEAD)






                          INDEPENDENT AUDITOR'S REPORT



    To the Stockholders and
      the Board of Directors
    State of Franklin Bancshares, Inc.
    Johnson City, Tennessee

    We have audited the accompanying consolidated statements of financial condition of State of Franklin Bancshares, Inc. (a Tennessee corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of State of Franklin Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State of Franklin Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.



    BAYLOR AND BACKUS
    Certified Public Accountants

    Johnson City, Tennessee

    March 14, 2002

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS & TENNESSEE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

State of Franklin Bancshares, Inc.
Consolidated Statements of Financial Condition
December 31, 2001 and 2000

                                                                            2001                  2000
                                                                    ----------------      ----------------
Assets
Cash and Due from Banks                                                    5,252,689             4,715,833
Federal Funds Sold                                                        28,590,000             2,525,000
Short-Term Interest-Bearing Deposits                                          57,649               227,422
                                                                       -------------        --------------
   Total Cash and Cash Equivalents                                        33,900,338             7,468,255
                                                                       -------------         -------------
Investments - Held-To-Maturity
  (Estimated Market 2001 - $9,636,374 and 2000 - $13,792,610)              9,676,885            13,989,368
Investments - Available-for-Sale                                          63,780,481            38,729,467
Loans Held for Sale                                                        2,548,370               264,922

Loans and Leases Receivable                                              139,090,332           136,155,217
  Less: Allowance for Loan and Lease Loss                                 (1,473,855)           (1,062,511)
                                                                       -------------         -------------
Loans and Leases Receivable, Net                                         137,616,477           135,092,706
                                                                       -------------         -------------

Accrued Interest Receivable, Net                                           1,364,280             1,542,443
Land, Buildings and Equipment at Cost Less
  Accumulated Depreciation of $1,260,895 in 2001
  and $883,607 in 2000                                                     5,319,180             5,395,933
Prepaid Expense and Accounts Receivable                                      119,647                77,379
FHLB Stock                                                                 2,161,700             1,524,500
Other Real Estate Owned and Repossessed Property                             452,988                    --
Trust Preferred Placement Fee, Net                                           236,000                    --
Deferred Tax Assets                                                          709,103               313,815
                                                                      --------------        --------------
Total Assets                                                             257,885,449           204,398,788
                                                                      ==============        ==============

Liabilities and Stockholders' Equity

Liabilities:
Interest-Free Deposits                                                    18,216,284             9,503,943
Interest-Bearing Deposits                                                181,920,790           152,578,447
Advances by Borrowers for Taxes and Insurance                                 99,414               107,235
Accrued Interest on Deposits                                                 179,897               188,408
Accounts Payable and Accrued Expenses                                        420,784               296,388
Notes Payable                                                                     --               571,637
FHLB Short-Term Advances                                                          --            12,660,000
FHLB Long-Term Advances                                                   30,240,995            11,246,679
Deferred Gain on REO                                                          21,448                21,448
                                                                      --------------        --------------
Total Liabilities                                                        231,099,612           187,174,185
                                                                      --------------        --------------
Guaranteed Preferred Beneficial Interest in
     Subordinated Debentures                                               8,000,000                    --
                                                                      --------------        --------------
Stockholders' Equity:
Common Stock, $1.00 Par Value,
  Authorized: 10,000,000 Shares; Issued: 1,465,512 Shares
    at December 31, 2001 and at December 31, 2000                          1,465,512             1,465,512
Paid-In Capital                                                           14,251,461            14,251,461
Accumulated Other Comprehensive Income                                      (368,029)               89,678
Retained Earnings                                                          4,526,987             2,569,575
Less: Employee Stock Ownership                                            (1,090,094)           (1,151,623)
                                                                      --------------        --------------
Total Stockholders' Equity                                                18,785,837            17,224,603
                                                                      --------------        --------------
         Total Liabilities and Stockholders' Equity                      257,885,449           204,398,788
                                                                      ==============        ==============

     The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2001, 2000, and 1999


                                                                     2001             2000              1999
                                                           --------------   --------------      ------------
Interest Income
Interest on Loans                                              11,466,414       10,951,017         8,220,542
Other Interest Income                                           4,184,974        2,869,360         2,211,555
                                                               ----------      -----------       -----------
         Total Interest Income                                 15,651,388       13,820,377        10,432,097
                                                               ----------      -----------       -----------
Interest Expense
Interest on Deposits                                            7,953,344        7,450,364         5,663,933
Other Interest Expense                                          1,396,049        1,160,101           506,556
                                                               ----------      -----------       -----------
         Total Interest Expense                                 9,349,393        8,610,465         6,170,489
                                                               ----------      -----------       -----------
Net Interest Income before Provision for Loan Losses            6,301,995        5,209,912         4,261,608
Provision for Loan Losses                                        (589,902)        (302,609)         (181,429)
                                                               ----------      -----------       -----------
         Net Interest Income after Provision for Loan Losses    5,712,093        4,907,303         4,080,179
                                                               ----------      -----------       -----------
Other Income
Other Fees and Service Charges                                    426,630          380,476           277,474
Net Gain on Loans Sold                                            227,598           62,597           101,762
Net Gain on Sale and Maturity of Securities                            --               --            12,724
Insurance Commission Income                                        42,073           40,336            39,534
Rental Income, Net                                                 79,907           88,169           110,493
                                                               ----------      -----------       -----------
         Total Other Income                                       776,208          571,578           541,987
                                                               ----------      -----------       -----------
Other Expenses
Compensation and Related Benefits                               1,831,580        1,572,923         1,275,949
Occupancy Expenses                                                338,670          304,804           278,804
Furniture and Equipment Expenses                                  343,994          271,897           258,480
Advertising                                                       137,069           98,385           147,032
Data Processing Expense                                           431,070          369,392           320,692
Other                                                             866,792          823,670           746,307
                                                               ----------      -----------       -----------
         Total Other Expenses                                   3,949,175        3,441,071         3,027,264
                                                               ----------      -----------       -----------
Income before Income Taxes                                      2,539,126        2,037,810         1,594,902
Provision for Income Taxes                                       (581,715)        (658,123)         (507,805)
                                                               ----------      -----------       -----------
Net Income                                                      1,957,411        1,379,687         1,087,097
                                                               ==========      ===========       ===========

Basic Earnings per Share                                             1.42             1.04              0.97
                                                                     ====             ====              ====

Diluted Earnings per Share                                           1.36             1.00              0.95
                                                                     ====             ====              ====

     The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2001, 2000, and 1999


                                                                                 Accumulated
                                                         Common                      Other                 Employee
                                              Common     Stock        Paid-In  Comprehensive   Retained      Stock-
                                               Stock  Subscribed      Capital        Income    Earnings   Ownership         Total
                                          ----------  ----------    -----------    ---------  ---------  ----------    ----------

Balance at December 31, 1998               1,180,152       6,996     10,905,359       39,820    102,792    (664,820)   11,570,299
                                                                                                                       ----------
Net Proceeds
  from Sale of Stock                         121,367      (6,996)     1,338,371           --         --          --     1,452,742
                                                                                                                       ----------
ESOP Shares Allocated                             --          --             --           --         --      38,205        38,205
                                                                                                                       ----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Losses on Securities
       Available-For-Sale:
       Unrealized Holding Losses
         Arising During the Period
           (Net of $339,205 Income Tax)           --          --             --     (658,456)        --          --      (658,456)
       Less: Reclassification Adjustment
           (Net of $4,326 Income Tax)             --          --             --        8,398         --          --         8,398
                                                                                                                       ----------
                                                                                                                         (650,058)
   Net Income                                     --          --             --           --  1,087,097          --     1,087,097
                                                                                                                       ----------
         Total Comprehensive Income               --          --             --           --         --          --       437,039
                                           ---------       -----     ----------       ------    -------    --------    ----------
Balance at December 31, 1999               1,301,519          --     12,243,730     (610,238) 1,189,889    (626,615)   13,498,285
                                           =========       =====     ==========      =======  =========    ========    ==========
Net Proceeds
  from Secondary Stock Offering              163,993          --      2,007,731           --         --          --     2,171,724
                                                                                                                       ----------
ESOP Shares Allocated                             --          --             --           --         --      74,986        74,986
                                                                                                                       ----------
Additional ESOP Shares Issued                     --          --             --           --         --    (599,994)     (599,994)
                                                                                                                       ----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Gains
         Arising During the Period
           (Net of $360,563 Income Tax)           --          --             --      699,915         --          --       699,915

Net Income                                        --          --             --           --  1,379,687          --     1,379,687
                                                                                                                       ----------
         Total Comprehensive Income               --          --             --           --         --          --     2,079,602
                                           ---------       -----     ----------       ------    -------    --------    ----------
Balance at December 31, 2000               1,465,512          --     14,251,461       89,677  2,569,576  (1,151,623)   17,224,603

ESOP Shares Allocated                             --          --             --           --         --      61,529        61,529
                                                                                                                       ----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Losses
         Arising During the Period
           (Net of $278,776 Income Tax)           --          --             --     (401,015)        --          --      (401,015)
       Less: Reclassification Adjustment
           (Net of $34,746 Income Tax)            --          --             --      (56,691)        --          --       (56,691)
                                                                                                                       ----------
                                                                                                                         (457,706)
Net Income                                        --          --             --           --  1,957,411          --     1,957,411
                                                                                                                       ----------
         Total Comprehensive Income               --          --             --           --         --          --     1,499,705
                                           ---------       -----     ----------       ------    -------    --------    ----------
Balance at December 31, 2001               1,465,512          --     14,251,461     (368,029) 4,526,987  (1,090,094)   18,785,837
                                           =========       =====     ==========     ========  =========  ==========    ==========

     The accompanying notes are an integral part of the consolidated financial statements.


State of Franklin Bancshares, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000, and 1999

                                                                     2001              2000               1999
                                                          ---------------    --------------     --------------
Cash Flows from Operating Activities
Net Income                                                      1,957,411          1,379,686         1,087,097
Items Not Affecting Cash and Cash Equivalents:
   Depreciation                                                   379,945            275,989           260,484
   (Increase) Decrease in Accrued Interest                        178,163           (271,004)         (585,476)
   Deferred Tax Assets                                           (169,678)           (74,874)          (71,570)
   Provisions for Loan Losses                                     589,902            302,609           181,429
   (Increase) Decrease in Prepaid Expenses
     and Accounts Receivable                                      (42,268)               528            78,597
   Increase (Decrease) in Interest Payable                         (8,511)            92,674            (8,035)
   Increase (Decrease) in Accounts Payable
     and Accrued Expenses                                         124,396           (192,242)          293,103
   Increase in Deferred Loan Fees, Net                             20,323             48,072             4,993
   (Gain) on Sale of Investments                                       --                 --           (12,724)
   Discount Accretion                                            (487,399)           (62,403)          (10,046)
   Earned ESOP Shares                                             105,528             74,986            38,205
   FHLB Stock Dividends                                          (137,200)          (106,800)          (75,800)
   (Increase) Decrease in Loans Available-For-Sale             (2,283,448)           188,640         1,173,838
                                                             ------------       ------------       -----------
       Net Cash Provided  by Operating Activities                 227,164          1,655,861         2,354,095
                                                             ------------       ------------       -----------
Cash Flows from Investing Activities
Purchase of Held-to-Maturity Investments                       (9,676,728)                --       (13,987,813)
Purchase of Available-for-Sale Investments                    (42,792,458)       (17,658,492)      (17,041,379)
Proceeds from Maturities of Held-to-Maturity Investments       14,000,000                 --                --
Proceeds from Sale of Available-for-Sale Investments                   --            504,171           255,734
Proceeds from Maturities of Available-for-Sale Investments     17,490,740          1,002,305         6,595,000
Principal Payments on Mortgage-Backed Securities
  Available-for-Sale                                                   --                --             35,965
(Increase) in Loans Receivable, Net                            (3,582,986)       (21,813,918)      (29,217,319)
Purchases of Premises and Equipment                              (303,191)        (1,613,680)         (201,375)
Purchase of FHLB Stock                                           (500,000)                --          (870,700)
                                                             ------------       ------------       -----------
       Net Cash Used by Investing Activities                  (25,364,623)       (39,579,614)      (54,431,887)
                                                             ------------       ------------       -----------








                                 (continued...)

State of Franklin Bancshares, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000, and 1999

                                                                            2001                2000               1999
                                                                  --------------      --------------     --------------
Cash Flows from Financing Activities
Net Increase in Deposits                                              38,054,684          29,844,764         35,873,550
Net Increase (Decrease) in Advances by Borrowers
  for Taxes and Insurance                                                 (7,821)            (10,137)            18,588
Issuance of Common Stock, Net                                                 --           2,171,724          1,452,742
ESOP Shares Purchased                                                         --            (599,994)                --
Net proceeds from the issuance of guaranteed preferred
  beneficial interests in subordinated debentures                      7,760,000                  --                 --
Proceeds from FHLB Advances                                           21,995,733          10,813,972          4,092,707
Repayment of FHLB Advances                                           (15,661,417)                 --                 --
Repayment of Debt                                                       (571,637)            (54,978)           (61,310)
                                                                  --------------      --------------     --------------
       Net Cash Provided by Financing Activities                      51,569,542          42,165,351         41,376,277
                                                                  --------------      --------------     --------------
       Net Increase (Decrease) in Cash and Cash Equivalents           26,432,083           4,241,598        (10,701,515)

Cash and Cash Equivalents at Beginning of Period                       7,468,255           3,226,657         13,928,172
                                                                  --------------      --------------     --------------
       Cash and Cash Equivalents at End of Period                     33,900,338           7,468,255          3,226,657
                                                                  ==============      ==============     ==============

Supplemental Schedule of Noncash Investing and Financing Activities:

(Decrease) in Unrealized Gain on Securities
   Available-For-Sale, Net of Deferred Tax Liability                    (504,400)           (699,916)          (650,058)
                                                                  ==============      ==============     ==============
   Acquisition of Real Estate Property through
   Foreclosure of Related Loan                                           449,988                  --             80,973
                                                                  ==============      ==============     ==============
Origination of Mortgage Loan to Finance
   the Sale of Foreclosed Real Estate                                         --                  --             81,000
                                                                  ==============      ==============     ==============

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:

     Taxes                                                               714,077           1,162,389            275,960
                                                                  ==============      ==============     ==============
     Interest                                                          9,357,904           8,517,791          6,178,524
                                                                  ==============      ==============     ==============




     The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 1    Summary of Significant Accounting Policies

          Incorporation and Operations

          State of Franklin Bancshares, Inc. (Company) was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of State of Franklin Savings Bank (Savings Bank). The stockholders of the Savings Bank exchanged their shares for the shares of the Company, whereby the Savings Bank became a wholly owned subsidiary of the Company. State of Franklin Leasing Corporation (Leasing Corp) was incorporated under the laws of the State of Tennessee for the purpose of lease financing. In early 2002, State of Franklin Real Estate, Inc. (Real Estate Company) was incorporated for the purpose of selling real estate. The Real Estate Company and John Sevier Title Services, Inc. (Title Company) are wholly owned subsidiaries of the Savings Bank. The Leasing Corp is a wholly owned subsidiary of the Company.

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

          A second private placement offering began on November 17, 1999. The Company offered up to 370,370 shares at an offering price of $13.50 per share. The Board of Directors had the option to extend the offering to a maximum of 555,555 shares. The offering expired June 30, 2000. 275,085 shares were sold through the expiration date, generating gross proceeds of $3,713,648. Expenses associated with the offering totaled $124,277.

          On December 18, 2001, State of Franklin Bancshares, Inc. issued debentures to State of Franklin Statutory Trust I (Trust), a business trust subsidiary of the Company. The Trust purchased the debentures with the proceeds from the sale of trust preferred securities issued by the Trust in a private placement. The Company guaranteed the preferred securities. The documents governing these securities, including the Indenture under which the debentures were issued, restrict the Company's right to pay a dividend on its common stock under certain circumstances, prohibits the issue of any class of common or preferred stock senior to the debentures during their term, and give the holders of the preferred securities preference on liquidation over the holders of the Company's common stock. Specifically, the Company may not declare or pay a cash dividend on its common stock if (a) an event of default has occurred as defined in the Indenture, (b) the Company is in default under its Guarantee, or
          (c) the Company has exercised its right under the debentures and the preferred securities to extend the interest payment period. In addition, if any of these conditions have occurred and until they are cured, the Company is restricted from redeeming or purchasing any shares of its common stock except under very limited circumstances. The Company's net consolidated principal obligation under the debentures, the preferred securities, and the Guarantee is $8,000,000. The securities are redeemable at par after December 2006.

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

          Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and leases, the valuation of foreclosed real estate and deferred tax assets. Management believes the allowance for loan and lease losses is adequate.

          While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 1    Continued

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

          Cash and Cash Equivalents

          Cash and highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents for the purposes of the consolidated statements of cash flows. Cash and cash equivalents consist primarily of cash and due from banks and federal funds sold. Cash and cash equivalent balances maintained at correspondent institutions are monitored by management to minimize the risk associated with a concentration of funds at a single institution. Risks associated with concentration of funds are regulated under Regulation F governing interbank liabilities. In addition, the Savings Bank maintains an internal policy limiting the risk. Compliance with the policy is monitored monthly by management and reported quarterly to the Board of Directors.

          Land, Buildings and Equipment

          Land is carried at cost. Buildings and equipment, including leasehold improvements, are carried at cost and are being depreciated over their estimated useful lives on the straight-line method. Repairs and maintenance items are expensed and improvements are capitalized. Upon retirement or sale, any gain or loss will be charged to operations.

          Loans Receivable

          Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees. Mortgage loans held for sale are held at the lower of cost or market value. The accrual of interest on mortgage commercial and other personal loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

          All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on a cash-basis or cost-recovery method, until qualifying for a return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

          Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 1    Continued

          Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would have resulted in write-downs of the individual securities to their fair value. No write-downs have been included in earnings as realized losses.

          Federal Home Loan Bank Stock

          Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is recalculated annually and based on a predetermined formula. FHLB stock is carried at cost on the consolidated statements of financial condition. At December 31, 2001, the bank owned $2,161,700 in FHLB stock and the minimum required investment was $2,024,500.

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

          Dividends

          In determining whether dividends will be declared on the Common Stock, the Board of Directors will take into account the Company's operating results, financial condition, tax considerations, future capital and cash flow requirements, and other relevant factors. The Company's right to pay a dividend might be restricted under certain circumstances by documents governing the December, 2001, issuance of the trust preferred securities and debentures as previously noted under the "Incorporation and Operations" section of Note 1.

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

          Reclassifications

          In instances where required, amounts reported in prior years' financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the December 31, 2001 consolidated financial statements.

Note 2    Land, Buildings and Equipment

     Fixed assets at December 31, 2001, 2000 and 1999 are summarized as follows:

                                                               2001                2000                  1999
                                                          -------------        -------------        --------------
         Land                                                 1,450,000            1,450,000               850,000
         Buildings and Leasehold Improvements                 3,040,756            2,941,388             2,296,821
         Furniture, Fixtures and Equipment                    2,091,976            1,888,152             1,519,039
                                                              ---------            ---------             ---------
                                                              6,582,732            6,279,540             4,665,860
         Less: Accumulated Depreciation                       1,263,552              883,607               607,618
                                                              ---------           ----------            ----------
                                                              5,319,180            5,395,933             4,058,242
                                                              =========            =========             =========

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 3   Loans and Leases Receivable

     Loans and leases receivable at December 31, 2001, 2000 and 1999 consist of the following:


                                                                          2001              2000             1999
                                                                    ----------------  ---------------    --------------
              First Mortgage Loans                                        54,554,665       54,716,151        43,715,282
              Construction Loans                                          20,163,050       24,454,126        23,525,380
              Consumer Loans                                              12,536,061       10,204,760         9,952,066
              Participation Loans, Net                                       503,354          533,676           533,676
              Commercial Loans                                            56,028,216       50,931,829        41,919,362
              Credit Line Advances                                           710,137          392,295           419,062
              Direct Finance Leases                                        1,342,242        1,461,095           904,705
                                                                    ----------------  ---------------    --------------
                Gross Loans and Leases Receivable                        145,837,725      142,693,932       120,969,533
                                                                    ----------------  ---------------    --------------

              Less:
                Undisbursed Portion of Loans in Process                   (6,606,444)      (6,418,089)       (6,457,206)
                Net Deferred Loan Origination Fees                          (140,949)        (120,626)          (72,554)
                Accumulated General Loan and Lease Loss Allowance         (1,473,855)      (1,062,511)         (810,303)
                                                                    ----------------  ---------------    --------------
                                                                          (8,221,248)      (7,601,226)       (7,340,063)
                                                                    ----------------  ---------------    --------------
              Loans and Leases Receivable - Net                          137,616,477      135,092,706       113,629,470
                                                                    ================  ===============    ==============


     An analysis of the allowance for loan and lease losses is as follows:


                                                                           2001              2000              1999
                                                                    ----------------   --------------    --------------
                Balance - Beginning of Period                              1,062,511          810,303           630,324
                Provision for Losses                                         589,902          302,609           181,429
                Actual Loan and Lease Losses                                (178,558)         (50,401)           (1,450)
                                                                    ----------------  ---------------    --------------
                Balance - End of Period                                    1,473,855        1,062,511           810,303
                                                                    ================  ===============    ==============

     The gross amount of participation loans serviced by State of Franklin Savings Bank was $1,006,596 at December 31, 2001 and was $1,067,240 for years ending December 31, 2000 and 1999.


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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 4    Continued

          Tennessee law permits the Savings Bank to become a member of the Federal Reserve System or the Federal Home Loan Bank System. The Savings Bank is a member of the Federal Home Loan Bank of Cincinnati. The FHLB of Cincinnati functions as a central reserve bank that provides credit for member institutions. The Savings Bank, as a member of the FHLB of Cincinnati, is required to own capital stock in the FHLB of Cincinnati. Provided certain standards related to creditworthiness continue to be met, the Savings Bank will be authorized to apply for additional advances on the security of such stock and on certain of its residential mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States). The Savings Bank's current advances from FHLB are disclosed in Note 8.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Risk-Based and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Savings Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 2001, the most recent notification from the FDIC categorized the Savings Bank as well-capitalized under the regulatory framework for prompt corrective action. The "prompt corrective action" regulations established five categories of depository institutions:
          (1) well-capitalized, (2) adequately capitalized, (3) under-capitalized, (4) significantly under-capitalized, and (5) critically under-capitalized. Each category relates to the level of capital for the depository institution. A "well-capitalized" institution meets the minimum level required by regulation (i.e., total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater). To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

          The capital levels of the Company as of December 31, 2001 include adjustment for the subordinated debentures issued in December of 2001, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of December 31, 2001, approximately $6,300,000 of the $8,000,000 of the debentures were included as Tier 1 capital of the Company with the remaining $1,700,000 included as Tier 2 capital, component of total risk-based capital.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 4   Continued

     The capital ratios for State of Franklin Savings Bank are as follows:

                                                                                                For Capital
                                                                                             Adequacy Purposes
                                                                                               And To Be Well
                                                                                             Capitalized Under
                                                                                             Prompt Corrective
                                                                         Actual               Action Provisions
                                                                   ------------------        ------------------
               In Thousands                                        Amount       Ratio        Amount       Ratio
         ---------------------------------                         ------------------        ------------------
         As of December 31, 2001:
                Total Risk-Based Capital
                  (to Risk-Weighted Assets)                        18,680       11.25%      >16,602       10.0%
                                                                                            -
                Tier 1 Capital
                  (to Risk-Weighted Assets)                        17,244       10.39%      > 9,961        6.0%
                                                                                            -
                Tier 1 Capital
                  (to Adjusted Total Assets)                       17,244        7.44%      >11,588        5.0%
                                                                                            -

         As of December 31, 2000:
                Total Risk-Based Capital
                  (to Risk-Weighted Assets)                        16,355       12.78%      >12,802       10.0%
                                                                                            -
                Tier 1 Capital
                  (to Risk-Weighted Assets)                        15,325       11.97%      > 7,681        6.0%
                                                                                            -
                Tier 1 Capital
                  (to Adjusted Total Assets)                       15,325        7.93%      > 9,665        5.0%
                                                                                            -

     The capital ratios for State of Franklin Bancshares, Inc. are as follows:


                                                                                                For Capital
                                                                                             Adequacy Purposes
                                                                                               And To Be Well
                                                                                             Capitalized Under
                                                                                             Prompt Corrective
                                                                         Actual               Action Provisions
                                                                   ------------------        ------------------
               In Thousands                                        Amount       Ratio        Amount       Ratio
         ---------------------------------                         ------------------        ------------------
         As of December 31, 2001:
                Total Risk-Based Capital
                  (to Risk-Weighted Assets)                        28,392       17.03%      >16,671       10.0%
                                                                                            -
                Tier 1 Capital
                  (to Risk-Weighted Assets)                        25,224       15.13%      >10,003        6.0%
                                                                                            -
                Tier 1 Capital
                  (to Adjusted Total Assets)                       25,224       10.80%      >11,675        5.0%
                                                                                            -
         As of December 31, 2000:
                Total Risk-Based Capital
                  (to Risk-Weighted Assets)                        18,197       14.15%      >12,858       10.0%
                                                                                            -
                Tier 1 Capital
                  (to Risk-Weighted Assets)                        17,135       13.33%      > 7,715        6.0%
                                                                                            -
                Tier 1 Capital
                  (to Adjusted Total Assets)                       17,135        8.79%      > 9,747        5.0%
                                                                                            -


Note 5    Employee and Director Benefit Plans

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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 5    Continued

          During the third quarter of 1998, the ESOP borrowed $700,000 from the Company and used the funds to purchase 63,636 shares of common stock of the Company at $11 per share. Note payments were $8,218 per month for ten years with a fixed interest rate of 7.25%. The note balances outstanding at December 31, 2000 and 1999 were $571,637 and $626,615, respectively. A related loan was granted for the purpose of leveraging the ESOP in the amount of $700,000 with similar terms and collaterized with stock. The note balances outstanding at December 31, 2000 and 1999 were $571,637 and $626,615, respectively.

          On June 30, 2000, the ESOP borrowed an additional $599,994 from the Company and used the funds to purchase 44,444 additional shares of common stock of the Company at $13.50 per share. Note payments were $7,280 per month for ten years with a fixed interest rate of 8.00%. The note balance outstanding at December 31, 2000 was $579,985.

          In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at December 31, 2001 was $1,046,094. Also, in November 2001, the Company granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term. Interest is paid monthly with principal payments made as funds are available. At December 31, 2001, the outstanding balance advanced on the line of credit was $44,000.

          Shares owned by the ESOP at December 31, 2001 totaled 151,528. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:



                                                           December 31,
                                                      2001                2000
                                              ------------         -----------
         Number of Shares
              Released and Allocated                43,654              26,431
              Committed to be Released               5,687               5,554
              Suspense                              88,814              98,957

         Fair Value
              Released and Allocated               707,195             396,465
              Committed to be Released             351,049              83,310
              Suspense                           1,438,787           1,484,355


          The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. Contributions to the ESOP are as follows:



                                                            December 31,
                                                      2001                2000
                                                 ---------           ---------

        Compensation Expense                       264,000             186,000
        Contributions                              264,000             186,000



          No dividends have been declared on the Company's stock. If dividends are paid, the ESOP administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released are considered outstanding.

          The released Company stock will be allocated to employees based on their salaries. Generally, all employees who work over 1,000 hours are eligible for the plan after one year of service. Employees will be vested after seven years of service. This plan includes a 401(k) feature that began in 1998, which allows employees to defer up to 15% of their salary and is matched by the Company up to 6%. In addition, the Company may make a discretionary contribution to the ESOP.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999


Note 5    Continued

          Stock Option Plans

          On December 21, 1996, the Savings Bank's Board of Directors approved the Stock Option Plan for Directors and the Stock Option Plan for Management. A total of 15% of the original stock offering (91,500 shares) was reserved for these plans. These plans were retroactively amended after year end.

          Under the amended stock option plan for the outside directors, one-third of the total shares were granted to the outside directors as compensation for directors' fees over the next five years. Beginning when the Savings Bank had annual profitability, the options begin vesting at 20% per year to each director. This totals 2,346 shares per director. The exercise price of the options is $10 per share. The vested portion of the options may be exercised at any time. There is no termination date on the options, but in the event of death, the estate must exercise the options within twelve months. If the Savings Bank is sold or merged, the options become 100% vested.

          Under the stock option plan for management, the remaining 61,000 shares were granted to management as an incentive in the Savings Bank's performance. The options retroactively began to vest after three consecutive quarters of profitability. The options vest at 20% per year for five years. The exercise price of the options is $10 per share. The vested portion of the options may be exercised at any time. There is no termination date on the options, but in the event of death, the estate must exercise the options within twelve months. If the individual leaves the service of the Savings Bank, the options must be exercised within three months, although this requirement may be waived by the board. If the Savings Bank is sold or merged, the options become 100% vested.

          The stock option plans for outside directors and for management were amended, effective April 17, 1998 and again June 23, 2000, for a portion of the secondary offerings (75,192 and 60,546 shares, respectively). Approximately one-third of these shares were allocated to outside directors and the remaining to management. The exercise price of these options was set at $11 per share for options granted April 17, 1998 and $13.50 for options granted June 23, 2000. The other terms of these options are the same as the terms of the original options.

          An additional stock incentive plan was started October 15, 1999. 34,000 stock options were granted to employees with an exercise price of $13.50. These options vest over five years and expire after ten years. There are significant restrictions imposed based on continued employment.


                                                                             Awarded And                     Weighted Average
                                                                             Unexercised         Vested       Exercise Price
                                                                               Options          Options         Per Share
                                                                              -------------------------------------------
 December 31, 2000
Options Granted - Outside Directors                    January 1, 2000          50,006           35,001            $10.50
                                                       During 2000              23,508                             $13.50
Options Granted - Management                           January 1, 2000         145,128           73,476            $11.16
                                                       During 2000              37,038               --            $13.50
                                                                              --------          -------
Options Outstanding                                    December 31, 2000       255,680          108,477
                                                                              ========          =======

 December 31, 2001

Options Granted - Outside Directors                    January 1, 2001          73,514           49,707            $11.46
                                                       During 2001               2,500               --            $16.20
Options Granted - Management                           January 1, 2001         182,166          109,910            $11.64
                                                       During 2001                  --               --
                                                                              --------         --------
Options Outstanding                                    December 31, 2001       258,180          159,617
                                                                              ========         ========


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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 6   Deposits

         Savings deposit balances are summarized as follows:

                                                        December 31, 2001                           December 31, 2000
                                                  ------------------------------            ------------------------------
                                                 Average                                   Average
                                                  Rate       Amount       Percent           Rate      Amount       Percent
                                                  ----       ------       -------           ----      ------       -------
              Passbook                            2.60     41,603,020      20.79            4.68    16,657,166      10.28
              Interest-Free Checking               --      18,216,284       9.10             --      9,503,943       5.86
              NOW                                 2.00      8,512,548       4.26            2.00     7,465,557       4.61
              Money Market Deposit                2.21     46,020,212      22.99            5.51    31,022,840      19.14
                                                         ------------    -------                  ------------    -------

                                                          114,352,064      57.14                    64,649,506      39.89
                                                         ------------    -------                  ------------    -------

              Fixed Term Certificate Accounts
                Balances $100,000 or Greater      4.45     22,237,766      11.11            6.38    23,480,179      14.48
                Balances Less than $100,000       4.32     63,547,244      31.75            6.36    73,952,705      45.63
                                                         ------------    -------                  ------------    -------

                                                           85,785,010      42.86                    97,432,884      60.11
                                                         ------------    -------                  ------------    -------

                                                          200,137,074     100.00                   162,082,390     100.00
                                                         ============    =======                  ============    =======

     The contractual maturity of certificate accounts at December 31, 2001 and 2000, is as follows:

       Year Ending December 31, 2001             Year Ending December 31, 2000

        2002             77,330,432               2001            81,572,541
        2003              5,968,854               2002            13,728,541
        2004              1,323,611               2003             1,810,104
        2005              1,162,113               2004               321,698
        2006 and After           --               2005 and After          --
                         ----------                               ----------

                         85,785,010                               97,432,884
                         ==========                               ==========


Note 7   Accrued Interest Receivable, Net


                                                                        2001                   2000
                                                                    -------------         -------------
  Loans (net of allowance for uncollected interest)                       736,968               826,044
  Investment Securities                                                   627,238               703,354
  Cash and Due from Banks                                                      74                   517
                                                                   --------------         -------------
                                                                        1,364,280             1,529,915
                                                                   ==============         =============

Note 8    Federal Home Loan Bank Advances

          Advances from FHLB are summarized as follows for the periods ended December 31, 2001 and 2000:

          Contractual Maturity
          --------------------
                                                                                  2001                  2000
                                                                               ----------           -----------
          Short-Term (Rate Floats Daily) (Within One Year)                           --              12,660,000
          Convertible Fixed Rate (Within 10 Years)                             30,000,000            11,000,000
          Matched-Funding (30-Year Amortizing)                                    240,995               246,679

          Weighted Average Rate                                                      4.95%                 6.07%

          The convertible fixed rate advances have an original maturity of 10 years with an option held by FHLB to convert to a variable rate tied to 3-month LIBOR beginning 1 to 3 years from the original issue date. If converted to a variable rate the bank maintains the option to pay off the advance or continue at the variable rate over the original contractual maturity of the advance.

          The Savings Bank pledges as collateral for these borrowings selected qualifying mortgage loans (as defined) under an agreement with the FHLB. Loans pledged at December 31, 2001 and 2000 were approximately $45,370,000 and $35,860,000, respectively.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note  9  Other Noninterest Expense

          Other noninterest expense amounts are summarized as follows for the periods ended December 31, 2001, 2000 and 1999:

                                                                                  2001           2000            1999
                                                                             ---------      ---------       ---------
Other Noninterest Expense:
               Seminars and Education Expenses                                  24,807         48,826          42,550
               Insurance Expense                                                49,342         56,591          42,237
                    Professional Expenses and Supervisory Examinations         134,063        141,214         118,729
               Office Supplies and Postage                                     127,699        136,832         156,513
               Telephone                                                        87,853         89,058         114,625
               Other                                                           443,028        351,149         271,658
                                                                             ---------      ---------       ---------

                                                                               866,792        823,670         746,312
                                                                             =========      =========       =========

Note 10   Investment Securities

          The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at December 31, 2001 and 2000, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

 December 31, 2001:
                                                                                        Gross           Gross       Estimated
                                                                       Amortized      Unrealized      Unrealized       Market
                                                                         Cost           Gains          Losses         Value
    Available-for-Sale:
       United States Government Agency Securities Maturing:
          After five years but within ten years                        6,887,788        182,113              --      7,069,901
          After ten years but within fifteen years                     1,229,796             --          26,021      1,203,775
          After fifteen years but within twenty years                  3,369,059        163,867         104,876      3,428,050
          After twenty years                                           1,083,563             --          51,443      1,032,120

       U S Agency Collateralized Mortgage Obligations:
          After five years but within ten years                          290,460             --              --        290,460

        Municipal Securities Maturing:
          Within one year                                                120,000            557              --        120,557
          After one year but within five years                           530,000         15,421              --        545,421
          After five years but within ten years                        2,109,345         21,290          35,783      2,094,852
          After ten years but within fifteen years                    10,888,272         14,161         287,117     10,615,316
          After fifteen years but within twenty years                  5,089,607             --         226,247      4,863,360
          After twenty years                                           1,507,983             --          59,685      1,448,298

       Equity Securities (Preferred Stock in
          U S Government Agencies):
          Callable after 1 year but within five years                 17,000,000         62,610          77,028     16,985,582
          Callable after five years but within ten years               5,933,450         28,000          67,201      5,894,249
       Other
          Within one year                                                673,487             --              --        673,487
          After five years but within ten years                        3,000,000             --          87,733      2,912,267
          After ten years but within fifteen years                     2,100,000             --         110,284      1,989,716
          After twenty years                                           2,558,474         75,311          20,714      2,613,071
                                                                     -----------       --------     -----------    -----------
                 Total Available-for-Sale                             64,371,284        563,330       1,154,132     63,780,482
                                                                     ===========       ========     ===========    ===========
    Held-to-Maturity:

       United States Government Agency Securities Maturing:
          After five years but within ten years                          834,541             --           1,266        833,275
          After ten years but within fifteen years                     4,490,647             --          39,244      4,451,403

       U S Agency Collateralized Mortgage Obligations:
          After one year but within five years                         1,962,981             --              --      1,962,981
          After five years but within ten years                        2,388,716             --              --      2,388,716
                                                                     -----------       --------     -----------    -----------
                 Total Held-to-Maturity                                9,676,885             --          40,510      9,636,375
                                                                     ===========       ========     ===========    ===========

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 10  Continued

 December 31, 2000:
                                                                                          Gross          Gross       Estimated
                                                                       Amortized        Unrealized     Unrealized      Market
                                                                          Cost            Gains          Losses         Value
                                                                          ----            -----          ------         -----
     Available-for-Sale:
        United States Government Agency Securities Maturing:
           After one year but within five years                          998,166             --           7,088        991,078
           After five years but within ten years                      18,771,856         44,900         162,495     18,654,261
           After ten years but within fifteen years                    1,923,946         48,719          15,858      1,956,807
           After fifteen years but within twenty years                 1,763,598        109,422              --      1,873,020

         Municipal Securities Maturing:
           After one year but within five years                          510,000          2,658              --        512,658
           After five years but within ten years                         770,000         12,405              --        782,405
           After ten years but within fifteen years                    2,022,990          9,352              --      2,032,342
           After fifteen years but within twenty years                   747,345         31,539              --        778,884

        Equity Securities (Preferred Stock in
           U S Government Agencies):
           Callable after 1 year but within five years                 7,000,000         52,321              --      7,052,321
           Callable after five years but within ten years              1,000,000         10,000              --      1,010,000
        Other
           Within one year                                             3,070,691             --              --      3,070,691
                                                                     -----------       --------         -------     ----------
                  Total Available-for-Sale                            38,578,592        321,316         185,441     38,714,467
                                                                     ===========       ========         =======     ==========
     Held-to-Maturity:

        United States Government Agency Securities Maturing:
           After one year but within five years                        1,999,598             --          12,384      1,987,214
           After five years but within ten years                      11,989,770          4,171         188,544     11,805,397
                                                                     -----------       --------         -------     ----------
                  Total Held-to-Maturity                              13,989,368          4,171         200,928     13,792,611
                                                                     ===========       ========         =======     ==========

          Gross proceeds from sales of investment securities available-for-sale for the periods ended December 31, 2001, 2000, and 1999 were $0, $0, and $6,630,965, respectively, resulting in gross gains of $0, $0 and $12,724, respectively. No proceeds were generated from the sales of held-to-maturity investments.

Note 11   Legal Proceedings

          The Company and its subsidiaries are periodically involved in legal proceedings that are generally incidental to their businesses. At December 31, 2001, there were no legal proceedings that were expected to have a material impact on the Company's financial statements.

Note 12   Related Party Transactions

          The Savings Bank has granted loans to its executive officers and directors. Management believes that such loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Loan balances to executive officers and directors at December 31, 2001, 2000 and 1999 were as follows:

                                                                               2001              2000              1999
                                                                               ----              ----              ----
          Loan Balances at the Beginning of the Period                      1,788,928         2,702,537        2,826,000
          New Loans                                                         1,278,794           898,963          202,812
          Repayments                                                       (1,323,966)       (1,812,572)        (326,275)
                                                                            ---------         ---------       ----------

          Loan Balances at the End of the Period                            1,743,756         1,788,928        2,702,537
                                                                            =========         =========        =========

          Executive officers and directors have lines of credit that have not been used in the amount of $613,240, $781,127, and $323,209 at December 31, 2001, 2000, and 1999, respectively.

          Two individuals, one a director and the other an officer and director, are also partners in a partnership in which the following significant transaction occurred:

               The Savings Bank leases the Browns Mill Office in Johnson City from the partnership. The monthly lease payments were $2,550 per month from the beginning of 1999, increasing to $2,932 as of September 1, 1999 and extending to August 31, 2002.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 13   Commitments

          In the normal course of business, State of Franklin Savings Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Savings Bank are as follows:

                                                   December 31, 2001                          December 31, 2000
                                         ------------------------------------        -------------------------------------
                                           Fixed      Variable                        Fixed       Variable
                                            Rate        Rate          Total            Rate          Rate          Total
                                            ----        ----          -----            ----          ----          -----
         Mortgage Loans to Originate          --      4,147,789     4,147,789        271,200             --        271,200
         Construction Loans                9,000      6,590,750     6,599,750        469,185      5,924,394      6,393,579
         Unsecured Lines of Credit            --        415,255       415,255             --        978,359        978,359
         Overdraft Protection Accounts   400,928             --       400,928        370,852             --        370,852
         Home Equity Lines of Credit          --      2,707,566     2,707,566             --      4,969,611      4,969,611
         Commercial Loans                     --      6,782,053     6,782,053             --      5,370,550      5,370,550
                                         -------     ----------    ----------      ---------    -----------     ----------
                                         409,928     20,643,413    21,053,341      1,111,237     17,242,914     18,354,151
                                         =======     ==========    ==========      =========     ==========     ==========


          Commitments under standby letters of credit totaled approximately $75,000 and $67,500 December 31, 2001 and 2000, respectively.

          At December 31, 2001, the Savings Bank had an unused line of credit for funds purchases and daylight overdrafts with one bank. The line totals $2,000,000 and has a variable interest rate based on the lending bank's daily federal funds rate. The Savings Bank also has available lines of credit with the Federal Home Loan Bank in the amount of $29,759,000.

          The Savings Bank is engaged in the sale of mortgage loans on the secondary market. These loans are sold outright and are not serviced by the Savings Bank. The gain on the sale of these mortgage loans is as follows:

                                                            2001              2000             1999
                                                  --------------      ------------     ------------
               Selling Price                          18,333,321         7,359,346        8,832,597
               Less: Carrying Value                   17,985,843         7,244,050        8,690,751
                         Loan Cost                       119,880            52,699           40,084
                                                  --------------      ------------     ------------
               Net Gain on Loans Sold                    227,598            62,597          101,762
                                                  ==============      ============     ============

          At December 31, 2001, 2000, and 1999, the Savings Bank had mortgage loans committed to be sold totaling $2,548,370, $264,922, and $453,562, respectively. Commitments to originate loans to be sold on the secondary market were $1,968,281, $486,384, and $416,050 at
          December 31, 2001, 2000, and 1999, respectively.

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

          Approximate minimum future rentals to be paid under the cancelable and noncancelable leases for five years subsequent to December 31, 2001 are as follows:


                                                                 Noncancelable          Cancelable
                   Years Ended                                      Leases-               Leases-
                   December 31,                                Building & Auto           Building
                   ------------                                ---------------           --------
                      2002                                           55,099               1,680
                      2003                                           44,330               1,680
                      2004                                           35,190               1,680
                      2005                                           35,190               1,680
                      2006                                           35,190               1,680
                                                                  ---------               -----
                      Total Minimum Future Rentals                  204,999               8,400
                                                                  =========               =====

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 14   Guaranteed Preferred Beneficial Interest in Subordinated Debentures

          On December 18, 2001, State of Franklin Bancshares, Inc. issued $8,248,000 of junior subordinated debentures to State of Franklin Trust I (the "Trust"), a Connecticut business trust wholly owned by the Company. The Trust (a) sold $8,000,000 of Capital Securities through its underwriters to institutional investors and upstreamed the proceeds to the Company and (b) issued $248,000 of Common Securities to the Company. Both of these Securities have the same terms and conditions as the junior subordinated debentures. The sole asset of the Trust is the $8,248,000 of junior subordinated debentures issued by State of Franklin Bancshares. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of the Trust's obligations with respect to the Capital Securities. These capital securities are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interest in Subordinated Debentures" and qualify as Tier 1 capital, subject to certain limitations as discussed in Note 4. The securities are redeemable at par after December 2006 and have a final maturity in December 2031. The interest is payable quarterly at a floating rate equal to 3-month LIBOR plus 3.6%. There is a five-year rate cap of 12.5%. The interest distributions are payable on March 18, June 18, September 18, and December 18. The first distribution will be paid on March 18, 2002. A $240,000 placement cost associated with the Capital Securities will be amortized over five years using the level yield method. The Capital Securities will be used to support the Company's current capital position allowing for future growth.

Note 15   Fair Value of Financial Instruments

          The fair value of financial instruments is disclosed to comply with SFAS No. 107, Disclosure about Fair Value of Financial Instruments. The following tables present estimates of fair value for the Savings Bank's financial instruments at December 31, 2001 and 2000:



                                                                                      Carrying             Fair
                                                                                       Amount              Value
                                                                                       ------              -----
         December 31, 2001:

         Financial Assets:
              Cash and Cash Equivalents                                              33,900,338          33,900,338
              Investment Securities                                                  72,567,046          71,860,422
              Loans                                                                 141,638,702         143,527,223
              Accrued Interest Receivable                                             1,364,280           1,364,280

         Financial Liabilities:
              Deposits                                                              200,137,074         200,779,922
              Advance Payments by Borrowers for Taxes and Insurance (Escrows)            99,414              99,414
              Accrued Interest on Deposits                                              179,897             179,897
              FHLB Advances                                                          30,240,995          30,884,560
              Preferred Beneficial Interest in Subordinated Debentures                8,000,000           8,000,000

         December 31, 2000:

         Financial Assets:
              Cash and Cash Equivalents                                               7,468,255           7,468,255
              Investment Securities                                                  52,703,835          52,642,953
              Loans                                                                 136,420,139         136,420,139
              Accrued Interest Receivable                                             1,542,443           1,542,443

         Financial Liabilities:
              Deposits                                                              162,082,390         162,243,761
              Advance Payments by Borrowers for Taxes and Insurance (Escrows)           107,235             107,235
              Accrued Interest on Deposits                                              188,408             188,408
              Notes Payable                                                             571,637             488,154
              FHLB Advances                                                          23,906,679          23,937,013

          The carrying amounts in the preceding table are included in the consolidated statements of financial condition under the applicable captions. The contract or notional amounts of the Company's financial instruments with off-balance-sheet risk are disclosed in Note 13. No derivatives were held by the Company. It is not practicable to estimate the fair value of Federal Home Loan Bank stock because it is not marketable. The carrying amount of that investment is reported at cost in the consolidated statements of financial condition.

          The following describes the assumptions and methodologies used to calculate the fair value for financial instruments.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 15  Continued

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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999


Note 16  Federal Income Tax

          A reconciliation between the effective income tax expense or benefit and the amount computed by multiplying the projected statutory federal income tax rate for the period ended December 31, 2001, 2000 and 1999 is as follows:

                                                                          2001            2000               1999
                                                                       ---------        ---------          --------
         Computed "Expected" Tax (Expense)                              (876,586)        (686,109)         (602,076)
         Bad Debt Deduction                                             (203,855)         (88,028)           68,490
         Amortization of Organization Expense                              3,953           18,902            23,232
         Other                                                            (1,672)          (1,821)          (23,223)
         FHLB Dividends                                                   49,643           37,290            25,772
         Tax Free Interest                                               153,183            6,936                --
         FHLMC Dividends                                                 293,619           54,707             5,760
                                                                       ---------        ---------          --------
         Provision for Income Taxes                                     (581,715)        (658,123)         (507,805)
                                                                       =========        =========          ========

         Current Income Tax (Expense)                                   (702,598)        (721,546)         (579,375)
         Deferred Income Tax Benefit                                     120,883           63,423            71,570
                                                                       ---------        ---------          --------
         Provision for Income Taxes                                     (581,715)        (658,123)         (507,805)
                                                                       =========        =========          ========

         Deferred Tax Assets and Liabilities:
              Due to Net Operating Loss Carryforward                          --               --             3,517
              Due to Unrealized (Gains) Losses on Investments             22,969          (51,633)          314,365
              Due to FHLB Dividends                                     (128,391)         (77,147)          (26,294)
              Due to Reserve for Loan and Lease Losses                   600,949)         403,754           307,915
              Other                                                       13,576           38,841                --
                                                                       ---------        ---------          --------

         Deferred Tax Assets - Net                                       709,103          313,815           599,503
                                                                       =========        =========          ========

          The holding company had a net operating loss carryforward of $10,435 for 1999.

          In assessing the realizability of the related deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the projection for future taxable income over the periods which the deferred tax asset is deductible, at December 31, 2001, management believes it is more likely than not that the Savings Bank will realize the benefits of these deductible differences.


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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 18   Earnings Per Share

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

          Earnings per Share Computation:
                                                                      2001               2000                1999
                                                                ------------        ------------       ------------
         Net Income                                                1,957,411           1,379,687          1,087,097
         Average Basic Shares Outstanding                          1,374,709           1,329,958          1,123,721

         Basic Earnings Per Share                                       1.42                1.04               0.97
                                                                ============        ============       ============

         Net Income                                                1,957,411           1,379,687          1,087,097
         Average Basic Shares Outstanding                          1,374,709           1,329,958          1,123,721
         Dilutive Effect Due to Stock Options                         65,572              42,873             24,828
                                                                ------------        ------------       ------------

         Average Shares Outstanding, as Adjusted                   1,440,281           1,372,831          1,148,549

         Diluted Earnings Per Share                                     1.36                1.00               0.95
                                                                ============        ============       ============

Note 19  Condensed Parent Company Only Financial Statements

         Statement of Financial Position
                                                                                   December 31,        December 31,
                                                                                      2001                 2000
                                                                                 --------------       -------------
         Assets:
         Cash and Cash Equivalents                                                    8,541,730           1,314,064
         Investments - Available-for-Sale                                               514,297             494,462
         Investment in State of Franklin Leasing                                        623,724             550,287
         Investment in State of Franklin Savings Bank                                16,828,873          15,436,047
         Investment in State of Franklin Statutory Trust I                              248,000                  --
         Interest Receivable                                                              5,414                  --
         Trust Preferred Placement Cost, net of amortization                            236,000                  --
         Deferred Tax Assets                                                              3,099               3,099
                                                                                 --------------       -------------
                Total Assets                                                         27,001,137          17,797,959
                                                                                 ==============       =============
         Liabilities:

         Notes Payable                                                                       --             571,637
         Accounts Payable and Accrued Expenses                                           13,993               1,719
                                                                                 --------------       -------------
                Total Liabilities                                                        13,993             573,356
                                                                                 --------------       -------------
         Guaranteed Preferred Beneficial Interest
             In Subordinated Debentures                                               8,248,000                  --
                                                                                 --------------       -------------
         Stockholders' Equity:

         Common Stock, $1.00 Par Value,
            Authorized: 10,000,000 Shares; Issued: 1,465,512 Shares                   1,465,512           1,465,512
         Paid-In Capital                                                             14,251,461          14,251,461
         Accumulated Other Comprehensive Income                                        (414,722)             89,678
         Retained Earnings                                                            4,526,987           2,569,575
         Less: Employee Stock Ownership                                              (1,090,094)         (1,151,623)
                                                                                 --------------       -------------
                Total Stockholders' Equity                                           18,739,144          17,224,603
                                                                                 --------------       -------------
                    Total Liabilities and Stockholders' Equity                       27,001,137          17,797,959
                                                                                 ==============       =============

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000, and 1999

Note 19  Continued

         Statement of Income
                                                                                   Period Ended        Period Ended
                                                                                   December 31,        December 31,
                                                                                           2001                2000
                                                                                 --------------       -------------
         Interest Income                                                                 69,969              50,659

         Interest Expense                                                               (17,184)                 --
         Other Operating Expenses                                                       (74,144)            (60,343)
                                                                                 --------------       -------------

         Income (Loss) before Income Taxes and Equity
           in Undistributed Earnings of Subsidiaries                                    (21,359)             (9,684)
         Provision for Income Taxes (Benefit)                                            (8,108)             (3,676)
                                                                                 --------------       -------------

         Income (Loss) before Equity in Undistributed Earnings of Subsidiaries          (13,251)             (6,008)

         Equity in undistributed Earnings of Subsidiaries                             1,970,662           1,385,695
                                                                                 --------------       -------------

         Net Income                                                                   1,957,411           1,379,687
                                                                                 ==============       =============


         Statement of Cash Flows

                                                                                   Period Ended        Period Ended
                                                                                   December 31,        December 31,
                                                                                           2001                2000
                                                                                 --------------       -------------
         Cash Flows from Operating Activities
                Net Income                                                            1,957,411           1,379,687
                Items Not Affecting Cash and Cash Equivalents:
                  Equity in Undistributed Earnings of Subsidiaries                   (1,970,662)         (1,385,695)
                  Increase (Decrease) in Accounts Payable                                12,274             (11,810)
                  Amortization Expense                                                    4,000                  --
                  Earned ESOP Shares                                                     61,529              74,986
                  (Increase) in Accounts Receivable                                      (5,414)                 --
                                                                                 --------------       -------------

                    Net Cash Provided by Operating Activities                            59,138              57,168
                                                                                 --------------       -------------

         Cash Flows from Investing Activities
                Purchase of Available-for-Sale Investments                              (19,835)            (26,991)
                Investment in Subsidiary                                               (248,000)         (1,700,000)
                                                                                 --------------       -------------

                    Net Cash Used by Investing Activities                              (267,835)        ( 1,726,991)
                                                                                 --------------       -------------

         Cash Flows from Financing Activities
                      Net proceeds from the issuance of guaranteed preferred
                  beneficial interests in subordinated debentures                     8,008,000                  --
                Issuance of Common Stock, Net                                                --           2,171,724
                ESOP Shares Purchased                                                        --            (599,994)
                Repayments of Debt                                                     (571,637)            (54,978)
                                                                                 --------------       -------------

                    Net Cash Provided by Financing Activities                         7,436,363           1,516,752
                                                                                 --------------       -------------

                    Net Increase (Decrease) in Cash and Cash Equivalents              7,227,666            (153,071)

         Cash and Cash Equivalents at Beginning of Period                             1,314,064           1,467,135
                                                                                 --------------       -------------

                    Cash and Cash Equivalents at End of Period                        8,541,730           1,314,064
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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

     This item is incorporated by reference to the sections entitled "Incumbent Directors (Terms Expiring 2004)," "Incumbent Directors (Terms Expiring 2003)," "Information about the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of State of Franklin's Proxy Statement related to its 2002 Annual Meeting of Shareholders.

Item 10. Executive Compensation.

     This item is incorporated by reference to the section entitled "Executive Compensation" of State of Franklin's Proxy Statement related to its 2002 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     This item is incorporated by reference to the section entitled "State of Franklin Stock Ownership" of State of Franklin's Proxy Statement related to its 2002 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions

     This  item  is   incorporated   by  reference   to  the  section   entitled
"Transactions with Executive Officers, Directors and Others" of State of Franklin's Proxy Statement related to its 2002 Annual Meeting of Shareholders.

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

(2) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       STATE OF FRANKLIN BANCSHARES, INC.


                       By: /s/ Charles E. Allen, Jr.
                           ------------------------------
                                Chairman of the Board

                       Date: March 28, 2002

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                           Capacity                               Date
     ---------                           --------                               ----
     /s/ Chares E. Allen, Jr.             Chairman of the Board, Director       March 28, 2002
     ------------------------------------(principal executive, financial,
     Chares E. Allen, Jr.                 and accounting officer)

     /s/ Randal R. Greene                President, Director                    March 28, 2002
     ------------------------------------
     Randal R. Greene

     /s/ Steven Gross                    Director                               March 28, 2002
     ------------------------------------
     Steven Gross

     /s/ Donald R. Jeanes                Director                               March 28, 2002
     ------------------------------------
     Donald R. Jeanes

     /s/ Henry J. Williams, M.D.         Director                               March 28, 2002
     ------------------------------------
     Henry J. Williams, M.D.

     /s/ Kenneth E. Cutshall, M.D.       Director                               March 28, 2002
     ------------------------------------
     Kenneth E. Cutshall, M.D.

     /s/ Charles E. Allen, Sr.           Director                               March 28, 2002
     ------------------------------------
     Charles E. Allen, Sr.

     /s/ Richard S. Venable              Director                               March 28, 2002
     ------------------------------------
     Richard S. Venable

     /s/ Verrill M. Norwood, Jr.         Director                               March 28, 2002
     ------------------------------------
     Verrill M. Norwood, Jr.

     /s/ Cameron E. Perry                Director                               March 28, 2002
     ------------------------------------
     Cameron E. Perry

     /s/ Vance W. Cheek                  Director                               March 28, 2002
     ------------------------------------
     Vance W. Cheek

     /s/ Alan R. Hubbard                 Director                               March 28, 2002
     ------------------------------------
     Alan R. Hubbard

                                                                      Exhibit 21
                              Subsidiaries of State of Franklin Bancshares, Inc.


     State of Franklin Savings Bank, a Tennessee-chartered savings bank, is a wholly-owned subsidiary of State of Franklin Bancshares, Inc., as is State of Franklin Leasing Corporation, a Tennessee corporation. John Sevier Title Services, Inc., a Tennessee corporation, is a wholly owned subsidiary of State of Franklin Savings Bank. State of Franklin Real Estate, Inc., a Tennessee corporation, is a wholly owned subsidiary of State of Franklin Savings Bank. State of Franklin Statutory Trust I, a Connecticut business trust, is a business trust subsidiary of State of Franklin Bancshares, Inc.

                                                                      EXHIBIT 23

                          CONSENT OF BAYLOR AND BACKUS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-63187) of State of Franklin Bancshares, Inc. of our report dated March 14, 2002 which appears in Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.



BAYLOR AND BACKUS

Johnson City, Tennessee
March 28, 2001