Form 10QSB
period 2002-03-31
STATE OF FRANKLIN BANCSHARES INC
filed 2002-05-14
CIK 1066626

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:    MARCH 31, 2002
                                                  --------------------


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


             1907 NORTH ROAN STREET, JOHNSON CITY, TENNESSEE, 37601
             ------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                  (423) 926-3300
                      ------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                        NONE
                      ------------------------------------------
          (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES      X          NO
                                    ----

                                       1,465,512
                      ------------------------------------------
         (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 10, 2002)


            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES          NO    X
                                               ----

                             STATE OF FRANKLIN BANCSHARES, INC

                                          INDEX
                                          -----

PART I.        FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                                     PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                            4
                     THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   5
                     THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2001 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        6
                     THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED) AND 2001 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                14


PART II.   OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                           16

        ITEM 2.   CHANGES IN SECURITIES                                                       16

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                              16

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         16

        ITEM 5.   OTHER INFORMATION                                                           16

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            16


PART I  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                             STATE OF FRANKLIN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  MARCH 31,         DECEMBER 31,
                             ASSETS                           2002 - UNAUDITED     2001 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   3,716,917          5,252,689
Federal Funds Sold                                                  10,600,000         28,590,000
Short-Term Interest Bearing Deposits                                   301,479             57,649
Investments - HTM
   (Estimated Market 2002 - $18,290,569 and 2001 - $9,636,374)      18,576,734          9,676,885
Investments - AFS                                                   67,795,685         63,780,481
Loans Held for Sale                                                  1,456,479          2,548,370
Loans and Leases Receivable                                        144,941,901        139,090,332
   Less: Allowance for Loan and Lease Losses                        (1,344,196)        (1,473,855)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                143,597,705        137,616,477
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,991,814          1,364,280
Land, Buildings & Equip at Cost Less Accum Depr
   of $1,384,216 in 2002 and $1,260,895 in 2001                      5,451,456          5,319,180
Prepaid Expense and Accounts Receivable                                 79,103            119,647
Deferred Tax Assets                                                    624,041            709,103
FHLB Stock                                                           2,185,600          2,161,700
Other Real Estate Owned                                                870,910            449,988
Other Assets                                                           233,981            239,000
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 257,481,904        257,885,449
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $   9,302,202         18,216,284
Interest-Bearing Deposits                                          188,897,692        181,920,790
Advances by Borrowers for Taxes and Insurance                          173,637             99,414
Accrued Interest on Deposits                                           186,379            179,897
Accounts Payable and Accrued Expenses                                  641,434            420,784
FHLB Long-Term Advances                                             30,494,461         30,240,995
Deferred Credits on REO                                                144,337             21,448
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 229,840,142        231,099,612
-------------------------------------------------------------------------------------------------

Guaranteed Preferred Beneficial Interest in
   Subordinated Debentures                                           8,000,000          8,000,000

STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,465,512
Paid-in Capital                                                     14,251,461         14,251,461
Accumulated Other Comprehensive Income                             (   221,686)       (   368,029)
Retained Earnings                                                    5,176,515          4,526,987
  Less: Employee Stock Ownership                                   ( 1,030,040)       ( 1,090,094)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  19,641,762         18,785,837
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 257,481,904        257,885,449
=================================================================================================

      The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------------
INTEREST INCOME:                                      2002 - UNAUDITED  2001 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     2,722,711         3,016,603
Other Interest Income                                        1,254,219           975,424
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 3,976,930         3,992,027
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         1,440,906         2,164,843
Interest on Short-Term Debt                                          1            84,776
Interest on Long-Term Debt                                     368,767           305,617
Interest on Subordinated Debentures                            124,208                 -
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                1,933,882         2,555,236
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           2,043,049         1,436,791
PROVISION FOR LOAN LOSSES                                   (  147,500)       (   78,277)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            1,895,549         1,358,514
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 113,399           107,134
Net Gain on Loans Sold                                          91,692            28,347
Insurance Commission Income                                     18,958             3,322
Rental Income, Net                                              23,385            16,237
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      247,434           155,040
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              596,826           429,037
Occupancy Expenses                                              86,706            72,769
Furniture and Equipment Expense                                111,536            81,102
Advertising                                                     30,968            23,677
Data Processing Expense                                        126,445           113,480
Other                                                          391,702           203,196
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  1,344,183           923,261
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                798,799           590,293
PROVISION FOR INCOME TAXES                                  (  149,271)       (  178,407)
----------------------------------------------------------------------------------------
       NET INCOME                                      $       649,528           411,886
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          0.47              0.30
  DILUTED                                                         0.44              0.29
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,378,208         1,366,126
  DILUTED                                                    1,469,566         1,424,281
========================================================================================

  The accompanying notes are an integral part of the consolidated financial statements.



                       STATE OF FRANKLIN BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2001 (AUDITED)


                                                               Accumulated
                                                                  Other                 Employee
                                     Common        Paid-In    Comprehensive  Retained    Stock
                                     Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------  ------------
Balance at December 31, 2000          1,465,512    14,251,461      89,677   2,569,576  (1,151,623)   17,224,603

ESOP Shares Allocated                        --           --           --          --      61,529        61,529

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $251,218 Income Tax)       --           --     (401,015)         --          --      (401,015)
      Less: Reclassification Adjustment
          (Net of $34,746 Income Tax)        --           --      (56,691)         --          --       (56,691)
                                                                                                    ------------
                                                                                                       (457,706)

  Net Income                                 --           --           --   1,957,411          --     1,957,411
                                                                                                    ------------
        Total Comprehensive Income           --           --           --          --          --     1,499,705
                                    ------------  ----------     ---------  ---------  -----------  ------------
Balance at December 31, 2001           1,465,512  14,251,461     (368,029)  4,526,987   (1,090,094)  18,785,837

ESOP Shares Allocated                        --           --           --          --      60,054        60,054

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $85,383 Income Tax)       --           --       148,177          --          --       148,177
      Less: Reclassification Adjustment
          (Net of $1,124 Income Tax)        --           --        (1,834)         --          --        (1,834)
                                                                                                    ------------
                                                                                                        146,343

  Net Income                                 --           --           --     649,528          --       649,528
                                                                                                    ------------
        Total Comprehensive Income           --           --           --          --          --       795,871
                                    ------------  ----------    ---------   ---------  ----------   ------------
Balance at March 31, 2002              1,465,512  14,251,461     (221,686)  5,176,515  (1,030,040)   19,641,792
                                    ============  ==========     =========  =========  ===========  ============


        The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------------
                                                                                2002 - UNAUDITED  2001 - UNAUDITED
                                                                                ----------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net Income                                                                      $     649,528           411,886
  Items Not Affecting Cash:
    Depreciation                                                                        120,664            92,567
    (Increase) Decrease in Accrued Interest                                            (627,534)          213,244
    Deferred Income Taxes (Benefit)                                                      (4,635)          (14,707)
    Provision for Loan and Lease Losses                                                 147,500            78,277
    (Increase) Decrease in Prepaid Expenses and Accounts Receivable                      40,544           (40,815)
    Increase in Interest Payable                                                          6,482            29,079
    Increase in Accounts Payable and Accrued Expenses                                   220,650            90,807
    Increase (Decrease) in Deferred Loan Fees, Net                                       41,716            (3,066)
    Discount Accretion                                                                 (127,990)          (98,484)
    Earned ESOP Shares                                                                   60,054            21,371
    FHLB Stock Dividends                                                                (23,900)          (23,900)
    Net (Increase) Decrease in Loans Held for Sale                                    1,091,891          (937,013)
-------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,594,970          (190,454)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                           (8,911,815)                -
  Purchase of Available-for-Sale Investments                                         (3,989,834)      (16,156,869)
  Proceeds from Sale of Available-for-Sale Investments                                        -                 -
  Proceeds from Maturities of Available-for-Sale Investments                            350,865         3,925,000
  Proceeds from Sale of Available-for-Sale Investments                                        -         6,000,000
  (Increase) Decrease in Federal Funds Sold                                          17,990,000        (1,730,000)
  (Increase) Decrease in Short-Term Interest Bearing Deposits                          (243,830)          188,467
  (Increase) in Loans Receivable, Net                                                (6,463,698)       (2,543,105)
  Purchases of Premises and Equipment                                                  (252,940)          (20,750)
  Purchases of Federal Home Loan Bank Stock                                                   -          (500,000)
-------------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                          (1,521,251)      (10,837,257)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                                (1,937,180)        6,392,977
  Net Increase in Advances by Borrowers for Taxes and Insurance                          74,223            66,644
  Repayment of Debt                                                                           -           (14,522)
  Repayment of FHLB Advances                                                                  -       (12,660,000)
  Proceeds from FHLB Advances                                                           253,466        16,998,593
-------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (1,609,491)       10,783,692
-------------------------------------------------------------------------------------------------------------------
      NET INCREASE IN CASH                                                           (1,535,772)         (244,019)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        5,252,689         4,715,833
-------------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                    $   3,716,917         4,471,814
===================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $     146,343           342,122
Acquisition of Real Estate Property through Foreclosure of Related Loans          $     870,910                 -
===================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $     714,077            20,000
    Interest                                                                      $   1,927,400         2,526,157
===================================================================================================================

        The accompanying notes are an integral part of the consolidated financial statements.

STATE OF FRANKLIN BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1  INCORPORATION AND OPERATIONS
------ ------------------------------

      State of Franklin Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of State of Franklin Savings Bank (the "Savings Bank). The stockholders of the Savings Bank exchanged their shares for the shares of the Company, whereby the Savings Bank became a wholly owned subsidiary of the Company. State of Franklin Leasing Corporation (the "Leasing Corp") was incorporated under the laws of the State of Tennessee for the purpose of lease financing. In January 2002, State of Franklin Real Estate, Inc. (the "Real Estate Company") was incorporated for the purpose of selling real estate. The Real Estate Company and John Sevier Title Services, Inc. (the "Title Company") are wholly owned subsidiaries of the Savings Bank. The Leasing Corp is a wholly owned subsidiary of the Company.


NOTE 2   BASIS OF PREPARATION
------  ----------------------

      The accompanying reviewed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles.
      However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the three months ended March 31, 2002 is not necessarily indicative of the results which may be expected for the entire year.

      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2001.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the March 31, 2002 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

     Fixed assets at March 31, 2002, and December 31, 2001 are summarized as follows:

                                                                2002          2001
                                                            -----------   -----------
     Land                                                     1,450,000     1,450,000
     Buildings and Leasehold Improvements                     3,078,176     3,040,756
     Furniture, Fixtures and Equipment                        2,307,496     2,091,976
                                                            -----------   -----------
                                                              6,835,672     6,582,732
     Less:  Accumulated Depreciation                          1,384,216     1,263,552
                                                            -----------   -----------
                                                              5,451,456     5,319,180
                                                            ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------    ------------------

     Loans receivable at March 31, 2002 and December 31, 2001, consist of the following:

                                                   2002             2001
                                              --------------   --------------
  First Mortgage Loans                           57,110,664       54,554,665
  Construction Loans                             23,792,705       20,163,050
  Consumer Loans                                 12,595,071       12,536,061
  Participation Loans, Net                          498,142          503,354
  Commercial Loans                               59,931,593       56,028,216
  Credit Line Advances                              692,322          710,137
  Lease Finance                                   1,260,604        1,342,242
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           155,881,101      145,837,725
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process    ( 10,756,535)    (  6,606,444)
    Net Deferred Loan Origination Fees         (    182,665)    (    140,949)
    Accumulated General Loan Loss Allowance    (  1,367,186)    (  1,473,855)
                                             ---------------  ---------------
                                               ( 12,283,396)    (  8,221,248)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              143,597,705      137,616,477
                                             ===============  ===============

     An analysis of the allowance for loan and lease losses at March 31, 2002 and December 31, 2001 is as follows:

                                                  2002              2001
                                              --------------   --------------
    Balance - Beginning of Period                 1,473,855        1,062,511
    Provision for Loan and Lease Losses             147,500          589,902
    Loans and Leases Charged-Off                 (  277,502)      (  181,508)
    Charged-Off Loan and Lease Recoveries               343            2,950
                                              --------------   --------------

    Balance - End of Period                       1,344,196        1,473,855
                                              ==============   ==============


     The gross amount of participation loans serviced by State of Franklin Savings Bank was $995,858 at March 31, 2002 and $1,006,596 at December 31, 2001.

     The Bank had $1.3 million in non-performing loans at March 31, 2002 compared to $2.8 million at December 31, 2001.

NOTE 6     FEDERAL REGULATION
------     -------------------

     The capital ratios for State of Franklin Savings Bank are as follows:

                                                            For Capital
                                                             Adequacy
                                                             Purposes
                                                          And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                          Actual          Action Provision
                                     ----------------    ----------------
In Thousands  (Reviewed)             Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of March 31, 2002:
     Total Risk-Based Capital
    (to Risk-Weighted Assets)        19,246    11.32%    >=17,006   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        17,947    10.55%    >=10,203    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       17,947     7.17%    >=12,517    5.0%

As of December 31, 2001:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        18,680    11.25%    >=16,602   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        17,244    10.39%    >= 9,961    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       17,244     7.44%    >=11,588    5.0%



The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                         Actual         Action Provision
                                     -----------------  -----------------
In Thousands  (Reviewed)             Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------
As of March 31, 2002:
     Total Risk-Based Capital
    (to Risk-Weighted Assets)        29,007     16.97%  >=17,078    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        26,186     15.33%  >=10,247     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       26,186     10.39%  >=12,598     5.0%

As of December 31, 2001:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        28,392     17.03%  >=16,671    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        25,224     15.13%  >=10,003     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       25,224     10.80%  >=11,675     5.0%

NOTE 7     EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------

     EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has an employee stock ownership plan (ESOP) for those employees who meet the eligibility requirements of the plan. The ESOP was established and funded for 1997. On February 28, 1998, 5,236 shares of the Savings Bank with a fair value of $57,600 were issued for the 1997 contribution. The Savings Bank stock was exchanged for Company stock.

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

     On June 30, 2000, the ESOP borrowed an additional $599,994 from the Company and used the funds to purchase 44,444 additional shares of common stock of the Company at $13.50 per share. Note payments were $7,280 per month for ten years with a fixed interest rate of 8.00%. The note balance outstanding at December 31, 2000 was $579,985. In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at March 31, 2002 was $1,015,140. Also, in November 2001, the Company granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term. Interest is paid monthly with principal payments made as funds are available. At March 31, 2002, the outstanding balance advanced on the line of credit was $14,900.

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

                                         March 31,     December 31,
                                           2002           2001
                                       -------------  -------------
      Number of Shares
        Released and Allocated               49,340         43,654
        Committed to be Released              2,533          5,687
        Suspense                             86,292         88,814

      Fair Value
        Released and Allocated              888,120        707,195
        Committed to be Released             45,594        351,049
        Suspense                          1,553,256      1,438,787


     Contributions to the ESOP are as follows:

                                         March 31,    December 31,
                                           2002           2001
                                      -------------  -------------
      Compensation Expense                  78,000        264,000
      Contributions                         78,000        264,000

     For the purpose of computing earnings per share, all ESOP shares committed to be released will be considered outstanding.

     STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2002        76,014    49,707     $11.62
                                                 During 2002             7,000     7,000      16.20

     Options Granted - Management                January 1, 2002       182,166   109,910     $11.64
                                                 During 2002            20,982        --      16.20

                                                                       -------   -------
     Options Outstanding - March 31, 2002                              286,162   166,617     $12.08
                                                                       =======   =======

NOTE 8     DEPOSITS
-------   ----------

     Deposit balances are summarized as follows:

                                            March 31, 2002              December 31, 2001
                                    -----------------------------  -----------------------------
                                       Rate      Amount   Percent     Rate      Amount   Percent
                                    ------- -----------  --------  ------- -----------  --------
     Passbook                          2.63  52,620,594     26.55     2.60  41,603,020     20.79
     Interest-Free Checking              --   9,302,202      4.69       --  18,216,284      9.10
     NOW                               1.98   9,818,913      4.95     2.00   8,512,548      4.26
     Money Market Deposit              2.20  40,526,056     20.45     2.21  46,020,212     22.99
                                            -----------  --------          -----------  --------
                                            112,267,765     56.64          114,352,064     57.14
                                            -----------  --------          -----------  --------
     Fixed Term Certificate Accounts
      Balances $100,000 or greater     4.00  22,663,906     11.44     4.45  22,237,766     11.11
      Balances less than $100,000      3.81  63,268,223     31.92     4.32  63,547,244     31.75
                                            -----------  --------          -----------  --------
                                             85,932,129     43.36           85,785,010     42.86
                                            -----------  --------          -----------  --------
                                            198,199,894    100.00          200,137,074    100.00
                                            ===========  ========          ===========  ========

The contractual maturity of certificate accounts at March 31, 2001 and December 31, 2000, is as follows:

           Period Ending March 31, 2002           Year Ending December 31, 2001
           ----------------------------           -----------------------------
            2002             64,381,162                2002          77,330,432
            2003             15,136,346                2003           5,968,854
            2004              3,974,088                2004           1,323,611
            2005              2,220,253                2005           1,162,113
            2006 and After      220,280                2006 and After        --
                             ----------                              ----------
                             85,932,129                              85,785,010
                             ==========                              ==========


NOTE 9     FEDERAL HOME LOAN BANK ADVANCES
-------    -------------------------------

     Advances from FHLB are summarized as follows for the periods ended March 31, 2002 and December 31, 2001:


      Contractual Maturity                            2002            2001
      --------------------                        -----------     -----------

      Convertible Fixed Rate (Within 10 Years)      30,000,000       30,000,000
      Matched-Funding (30-Year Amortizing)             494,461          240,995

      Weighted Average Rate                              4.92%            4.95%


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


NOTE 10     INVESTMENT SECURITIES
-------     ---------------------

     The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at March 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 10     CONTINUED
-------     ---------

     March 31, 2002:

                                                           Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized    Market
                                                Cost       Gains       Losses      Value
                                             ----------   -------    ----------  -----------

     Available-for-Sale:

       United States Government Agency Securities Maturing:
         After five years
           but within ten years               6,891,182   120,382          --      7,011,564
         After ten years
           but within fifteen years             999,740        --       38,810       960,930
         After fifteen years
           but within twenty years            3,434,010   128,796      138,669     3,424,137
         After twenty years                   1,104,343        --       74,653     1,029,690

       U S Agency Collateralized Mortgage Obligations:
         After five years
           but within ten years              1,946,387      1,288       12,868     1,934,807
         After fifteen years
           but within twenty years           1,948,644     22,682           --     1,971,326

       Municipal Securities Maturing:
         After one year
           but within five years               675,000     22,532           --       697,532
         After five years
           but within ten years              2,401,656     30,468       28,944     2,403,180
         After ten years
           but within fifteen years         10,598,565     62,035      121,139    10,539,461
         After fifteen years
           but within twenty years           4,965,622         --      153,139     4,812,483
         After twenty years                  1,512,760        549       24,053     1,489,256

       Equity Securities (Preferred
         Stock in U S Government Agencies):
          Callable after 1 year
           but within five years            17,000,000         --      234,444    16,765,556
          Callable after five years
           but within ten years              5,933,450    178,702           --     6,112,152

       Other
          Within one year                    1,080,595         --           --     1,080,595
          After five years
           but within ten years              3,000,000         --       79,602     2,920,398
          After ten years
           but within fifteen years          2,100,000         --       75,095     2,024,905
          After twenty years                 2,558,494     75,311       16,092     2,617,713
                                            ----------    -------    ---------    ----------
             Total Available-for-Sale       68,150,448    642,745      997,508    67,795,685
                                            ==========    =======    =========    ==========

     Held-to-Maturity:

        United States Government Agency Securities Maturing:
          After five years
           but within ten years              4,838,347         --       14,400     4,823,947
          After ten years
           but within fifteen years          5,490,878         --      138,362     5,352,516

        U S Agency Collateralized Mortgage Obligations:
          After one year
           but within five years             4,235,443     32,983       26,907     4,241,519
          After five years
           but within ten years              4,012,066         --      139,478     3,872,588
                                            ----------    -------    ---------    ----------
             Total Held-to-Maturity         18,576,734     32,983      319,147    18,290,570
                                            ==========    =======    =========    ==========







NOTE 11     EARNINGS PER SHARE
-------     ------------------

     Earnings per share for quarter ended March 31, 2002, compared with quarter ended March 31, 2001, is as follows:

                                                            March 31,
                                                        2002        2001
                                                     ---------    ---------
     Net Income                                        649,528      411,886

     Average Basic Shares Outstanding                1,378,208    1,366,126

     Basic Earnings Per Share                             0.47         0.30
                                                          ====         ====

     Net Income                                        649,528      411,886

     Average Basic Shares Outstanding                1,378,208    1,366,126
     Dilutive Effect Due to Stock Options               91,327       58,155
                                                     ---------    ---------
     Average Shares Outstanding, as Adjusted         1,469,535    1,424,281

     Diluted Earnings Per Share                           0.44         0.29
                                                          ====         ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL
     -------

     The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. State of Franklin Savings Bank (the "Savings Bank") and State of Franklin Leasing Corporation (the "Leasing Corp") represents virtually all of the assets of State of Franklin Bancshares, Inc. (the "Company"). The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are examined below.


     BALANCE SHEET REVIEW
     --------------------

     At March 31, 2002, assets of the Company totaled $257.5 million reflecting a slight decline of $404,000 or .2% since December 31, 2001. The decline in assets was due primarily to a $1.9 million decline in deposits combined with increases in Federal Home Loan Bank advances and stockholders' equity.


     LOANS
     -----

     Loans   outstanding   totaled  $146.4  million  at  March  31,  2002.  This
     represented an increase of 3% from the December 31, 2001 outstanding loans of $141.6 million.

     Commercial loans increased $3.9 million to $59.9 million at March 31, 2002, an increase of 7% from $56 million at December 31, 2001. Real estate construction lending totaled $23.8 million compared with $20.2 million at December 31, 2001, reflecting an increase of $3.6 million or 18%. Consumer loans of $12.6 million at March 31, 2002 increased $59,000 from $12.5 million at December 31, 2001. During the first three months of 2002, first mortgage residential loans increased to $57.1 million or 5% from $54.6 million at December 31, 2001. The loan portfolio mix at March 31, 2002 consists of 37% residential mortgages, 39% commercial, 14% real estate construction, and 10% consumer loans.


     INVESTMENT SECURITIES
     ---------------------

     Investment  securities  totaled  $86.4  million  at  March  31,  2001.  The investment  portfolio  at quarter end  consisted  of $22.8  million in debt securities  issued  by the U. S.  Government  or  Federal  Agencies,  $12.2
     million is Federal Agency Collateralozed Mortgage Obligations, $22.9 million in preferred stock issued by Federal Agencies, $19.9 million in securities issued by state, county, or municipalities, and $8.6 million in corporate securities.

     At March 31, 2002, securities categorized as available-for-sale totaled $67.8 million while the held-to-maturity securities totaled $18.6 million compared to $63.8 million in available-for-sale and $9.7 million in held-to-maturity at December 31, 2001. At March 31, 2002, the available-for-sale portfolio had a net unrealized loss of $354,763 while our held-to-maturity securities had $286,164 in unrealized losses due to changes in market rates. Due to the credit quality of these investments, no realized losses are expected.


     NON-PERFORMING ASSETS
     ---------------------

     Loans past due 90 days or more were $1.6 million at March 31, 2002 and $881,000 at December 31, 2001. Nonaccrual loans were $1.3 million at March 31, 2002 compared with $2.8 million at December 31, 2001. The reserve for loan and lease losses was $1,367,186 at March 31, 2002, or 0.94% of loans and leases outstanding, net of unearned income, compared to $1,473,855 or 1.06% at December 31, 2001. Management believes the allowance for loan losses is adequate to provide for potential loan losses.


     DEPOSITS
     --------

     Total deposits at March 31, 2002 of $198.2 million, reflected a decline of $1.9 million or a 4% decrease from $200.1 million at December 31, 2001. Non-interest bearing demand deposits totaled $9,302,202 at March 31, 2002, a decrease of $8.9 million from December 31, 2001. Interest bearing deposits increased $7 million to $188.9 million at March 31, 2002.

     CAPITAL
     -------

     Tier 1 capital for the Savings Bank at March 31, 2002 was $17.9 million. At March 31, 2002, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 10.55%, 11.32% and 7.17%, respectively.

     Tier 1 capital for the Company at March 31, 2002, was $26.2 million with Tier 1, total risk-based, and leverage ratios of 15.33%, 16.97%, and 10.39%, respectively.


     LIQUIDITY
     ---------

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and an unused line of credit with the Federal Home Loan Bank of Cincinnati totaling $19 million at March 31, 2002.


     EARNINGS REVIEW
     ----------------

     The Company had net income of $649,528 for the three months ending March 31, 2002, compared with $411,886 for the same period last year, resulting in an increase of 58%. Net income per diluted share was $0.44 compared to earnings per share of $0.29 for the three months ending March 31, 2001. Return on average assets was 1.04% and the return on average equity was 14.07% for the three month period ended March 31, 2002, compared with .80% and 9.21%, respectively, for the same period in 2001.

     Noninterest income increased $92,394, or 60%, during the three months ended March 31, 2002, compared the same period last year as a result of the net effect several factors. Gain on loans sold increased $63,345, other fees and service charges increased $6,265, rental income increased $7,148, and insurance commission income increased $15,636.

     Noninterest expense was $1,344,183 for the three months ending March 31, 2002, an increase of 46% over the 2001 period, resulting mainly from compensation and related benefits, occupancy, furniture and equipment expense, advertising, data processing, and other expenses associated with growth of the Company.


     NET INTEREST INCOME
     -------------------

     Interest income increased while interest expense decreased from 2001 to 2002 resulting from a combination of increases in earning assets and interest bearing liabilities and a decline in overall interest rates. Net interest income of $2.0 million for the three months ended March 31, 2002 reflects an increase of $606,258 or 42% over the same period last year. For the three months ending March 31, 2002, average earning assets increased $42.1 million or 21% while average interest bearing liabilities increased $39.9 million, or 22%, compared with the same period in 2001. Average earning asset yield declined 125 basis points to 7.01% while the cost on interest bearing liabilities decreased 217 basis points to 3.50%.
     Consequently, the net interest margin based on average earning assets increased to 3.80% for the three months ending March 31, 2002 compared with 3.10% for the same period in 2001.


     PROVISION FOR LOAN LOSSES
     -------------------------

     During the three months ended March 31, 2002, the provision for possible loan losses was $147,500 compared with $78,277 for the same period last year. Loan charge-offs for the three months ended March 31, 2002, were $278,000 compared with $873 during the same period in 2001. The allowance for possible loan losses represented .93% of total loans, net of mortgage loans held-for-sale, at March 31, 2001, compared to .82% at March 31, 2001. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.


     PROVISION FOR INCOME TAXES
     --------------------------

     For the three months ended March 31, 2002, the provision for federal and state income taxes was $149,271, a decrease of $29,136 from the March 31, 2001 provision of $178,407. The decline was primarily due to the increase in tax free municipal income and the tax benefit from the increase in dividends on agency preferred stocks.

     NONINTEREST INCOME
     ------------------

     The Company's noninterest income was $247,434 during the three months ended March 31, 2002, an increase of $92,394 or 60% from the comparable 2001 period. The increase resulted from increases in service charges on deposit accounts, gains on loans sold, insurance commissions, and rental income of $6,265, $63,345, $15,636, and $7,148, respectively.


     NONINTEREST EXPENSE
     --------------------

     Noninterest expense totaled $1,344,183 for the three month period ending March 31, 2002, an increase of $420,922 or 46%. The increase was result of increases in compensation and related benefits, occupancy expense, furniture and equipment expense, advertising, data processing expense, and other expenses of $167,789, $13,937, $30,434, $7,291, $12,965, and
     $188,506, respectively.




PART II  -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     None

ITEM 2.    CHANGES IN SECURITIES

     None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.    OTHER INFORMATION

     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002

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





      May 10, 2002                          /s/ Randal R. Greene
---------------------------             ----------------------------------
         (Date)                             Randal R. Greene, President





       May 10, 2002                         /s/ Charles E. Allen, Jr.
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