Form 10QSB
period 2002-06-30
STATE OF FRANKLIN BANCSHARES INC
filed 2002-08-08
CIK 1066626

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-QSB

     [X]          QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:    JUNE 30, 2002
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


             1907 NORTH ROAN STREET JOHNSON CITY, TENNESSEE 37601
--------------------------------------------------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

                             YES      X          NO
                                    ----

                                       1,465,512
                      ------------------------------------------
       (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 7, 2002)


            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES          NO    X
                                               ----

                             STATE OF FRANKLIN BANCSHARES, INC

                                          INDEX
                                          -----

PART I.        FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                      PAGE
                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION               3
                     JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                        4 - 5
                     THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
                      SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY   6
                     SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2001 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                        7
                     SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED) AND 2001
                     (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)       8


        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                14


PART II.   OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                           17

        ITEM 2.   CHANGES IN SECURITIES                                       17

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                              17

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

        ITEM 5.   OTHER INFORMATION                                           17

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            17


PART 1  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                             STATE OF FRANKLIN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  JUNE 30,         DECEMBER 31,
                             ASSETS                           2002 - UNAUDITED     2001 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   4,159,615          5,252,689
Federal Funds Sold                                                  10,295,000         28,590,000
Short-Term Interest Bearing Deposits                                   528,738             57,649
Investments - HTM
   (Estimated Market 2002 - $22,766,369 and 2001 - $9,636,374)      22,832,690          9,676,885
Investments - AFS                                                   62,103,912         63,780,481
Loans Held for Sale                                                    602,900          2,548,370
Loans and Leases Receivable                                        153,939,004        139,090,332
   Less: Allowance for Loan and Lease Losses                        (1,425,816)        (1,473,855)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                152,513,188        137,616,477
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,661,955          1,364,280
Land, Buildings & Equip at Cost Less Accum Depr
   of $1,504,880 in 2002 and $1,260,895 in 2001                      5,536,913          5,319,180
Prepaid Expense and Accounts Receivable                                 61,250            119,647
Deferred Tax Assets                                                    412,841            709,103
FHLB Stock                                                           2,211,400          2,161,700
Other Real Estate Owned                                              1,654,849            449,988
Other Assets                                                           212,000            239,000
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 264,787,251        257,885,449
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $   9,920,399         18,216,284
Interest-Bearing Deposits                                          188,410,888        181,920,790
Advances by Borrowers for Taxes and Insurance                          288,076             99,414
Accrued Interest on Deposits                                           184,616            179,897
Accounts Payable and Accrued Expenses                                  516,657            420,784
Repurchase Agreements                                                  637,959                  -
FHLB Long-Term Advances                                             35,795,386         30,240,995
Deferred Credits on REO                                                144,338             21,448
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 235,898,319        231,099,612
-------------------------------------------------------------------------------------------------

Guaranteed Preferred Beneficial Interest in
   Subordinated Debentures                                           8,000,000          8,000,000

STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,465,512
Paid-in Capital                                                     14,251,461         14,251,461
Accumulated Other Comprehensive Income                                 160,829         (  368,029)
Retained Earnings                                                    5,994,851          4,526,987
  Less: Employee Stock Ownership                                    (  983,721)       ( 1,090,094)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  20,888,932         18,785,837
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 264,787,251        257,885,449
=================================================================================================


     The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED JUNE 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2002 - UNAUDITED  2001 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     2,735,294         2,995,543
Other Interest Income                                        1,399,930         1,012,694
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 4,135,224         4,008,237
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         1,412,025         2,186,518
Interest on Repurchase Agreements                                   79                 -
Interest on Short-Term Debt                                         37                10
Interest on Long-Term Debt                                     417,938           339,310
Interest on Subordinated Debentures                            124,723                 -
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                1,954,801         2,525,838
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           2,180,423         1,482,399
PROVISION FOR LOAN LOSSES                                     (127,500)         (306,255)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            2,052,923         1,176,144
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 108,134           107,216
Net Gain on Loans Sold                                          64,087            64,599
Real Estate Sales Commission Income                             56,059                 -
Insurance Commission Income                                     20,376            11,859
Rental Income, Net                                              23,465            21,578
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      272,120           205,252
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              609,674           479,088
Occupancy Expenses                                              74,348            63,045
Furniture and Equipment Expense                                114,842            86,819
Advertising                                                     58,356            33,123
Data Processing Expense                                        116,499           108,359
Other                                                          386,458           200,619
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  1,360,178           971,053
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                964,866           410,343
PROVISION FOR INCOME TAXES                                    (146,529)          (48,484)
----------------------------------------------------------------------------------------
       NET INCOME                                      $       818,337           361,859
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          0.59              0.27
  DILUTED                                                         0.55              0.25
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,381,617         1,363,995
  DILUTED                                                    1,475,742         1,422,311
========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                          SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2002 - UNAUDITED  2001 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     5,458,005         6,012,147
Other Interest Income                                        2,654,150         1,988,118
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 8,112,155         8,000,265
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         2,852,930         4,351,361
Interest on Repurchase Agreements                                   79                 -
Interest on Short-Term Debt                                         38            84,786
Interest on Long-Term Debt                                     786,705           644,927
Interest on Subordinated Debentures                            248,930                 -
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                3,888,682         5,081,074
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           4,223,473         2,919,191
PROVISION FOR LOAN LOSSES                                     (275,000)         (384,532)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            3,948,473         2,534,659
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 221,533           213,651
Net Gain on Loans Sold                                         155,779            92,946
Real Estate Sales Commission Income                             56,059                 -
Insurance Commission Income                                     39,334            15,182
Rental Income, Net                                              46,850            37,815
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      519,555           359,594
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                            1,206,500           908,125
Occupancy Expenses                                             161,054           135,814
Furniture and Equipment Expense                                226,378           167,921
Advertising                                                     89,324            56,801
Data Processing Expense                                        242,944           221,839
Other                                                          778,163           403,817
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  2,704,363         1,894,317
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                              1,763,665           999,936
PROVISION FOR INCOME TAXES                                    (295,800)         (226,891)
----------------------------------------------------------------------------------------
       NET INCOME                                      $     1,467,865           773,045
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          1.06              0.57
  DILUTED                                                         1.00              0.54
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,379,826         1,365,054
  DILUTED                                                    1,472,576         1,423,291
========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.



                                    STATE OF FRANKLIN BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2001 (AUDITED)

                                                               Accumulated
                                                                  Other                 Employee
                                     Common        Paid-In    Comprehensive  Retained    Stock
                                     Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------   ------------
Balance at December 31, 2000          1,465,512    14,251,461      89,677   2,569,576  (1,151,623)     17,224,603

ESOP Shares Allocated                        --           --           --          --      61,529          61,529

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $251,218 Income Tax)       --           --     (401,015)         --          --        (401,015)
      Less: Reclassification Adjustment
          (Net of $34,746 Income Tax)        --           --      (56,691)         --          --         (56,691)
                                                                                                     ------------
                                                                                                         (457,706)

  Net Income                                 --           --           --   1,957,411          --       1,957,411
                                                                                                     ------------
        Total Comprehensive Income           --           --           --          --          --       1,499,705
                                    ------------  ----------     ---------  ---------  -----------   ------------
Balance at December 31, 2001           1,465,512  14,251,461     (368,029)  4,526,987   (1,090,094)    18,785,837

ESOP Shares Allocated                        --           --           --          --      106,373        106,373

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
          (Net of $261,228 Income Tax)       --           --       435,081          --          --        435,081
      Less: Reclassification Adjustment
          (Net of $57,476 Income Tax)        --           --        93,777          --          --         93,777
                                                                                                     ------------
                                                                                                          528,858

  Net Income                                 --           --           --   1,467,864          --       1,467,864
                                                                                                     ------------
        Total Comprehensive Income           --           --           --          --          --       1,996,722
                                    ------------  ----------     ---------  ---------  ----------    ------------
Balance at March 31, 2002              1,465,512  14,251,461       160,829  5,994,851    (983,721)     20,888,932
                                    ============  ==========     =========  =========  ===========   ============


The accompanying notes are an integral part of the consolidated financial statements.

                                   STATE OF FRANKLIN BANCSHARES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                               2002 - UNAUDITED  2001 - UNAUDITED
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $   1,467,865          773,045
  Items Not Affecting Cash:
    Depreciation                                                                        241,328          182,821
    (Increase) Decrease in Accrued Interest                                            (297,675)           1,587
    Deferred Income Taxes (Benefit)                                                    ( 27,640)        (116,249)
    Provision for Loan and Lease Losses                                                 275,000          384,532
    (Increase) Decrease in Prepaid Expenses and Accounts Receivable                      58,397          (32,064)
    Decrease in Interest Payable                                                          4,719              103
    Decrease in Accounts Payable and Accrued Expenses                                    95,873           49,174
    (Increase) Decrease in Deferred Loan Fees, Net                                       97,907          (13,038)
    Discount Accretion                                                                 (332,200)        (185,397)
    Earned ESOP Shares                                                                  106,373           46,376
    FHLB Stock Dividends                                                                (49,700)         (70,800)
    Net (Increase) Decrease in Loans Held for Sale                                    1,945,470         (837,841)
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                       3,585,717          182,249
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                          (17,856,308)               -
  Purchase of Available-for-Sale Investments                                         (3,901,585)     (17,131,311)
  Proceeds from Maturities of Held-to-Maturity Investments                            4,000,000        7,000,000
  Proceeds from Maturities of Available-for-Sale Investments                          6,350,865        5,925,000
  Principal Payments on Mortgage-backed Securities - AFS                              1,112,990                -
  (Increase) Decrease in Federal Funds Sold                                          18,295,000       (9,175,000)
  (Increase) Decrease in Short-Term Interest Bearing Deposits                          (471,089)          44,478
  (Increase) in Loans Receivable, Net                                               (16,324,828)      (1,548,275)
  Purchases of Premises and Equipment                                                  (459,061)         (35,460)
  Purchases of Stock in Service Bureau                                                        -         (108,700)
  Purchases of Federal Home Loan Bank Stock                                                   -
(500,000)
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                          (9,254,016)     (15,529,268)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                                (1,805,787)      13,891,885
  Net Increase in Advances by Borrowers for Taxes and Insurance                         188,662          130,547
  Net Increase in Repurchase Agreements                                                 637,959                -
  Repayment of Debt                                                                           -          (29,081)
  Repayment of FHLB Advances                                                             (4,269)     (15,661,417)
  Proceeds from FHLB Advances                                                         5,558,660       16,998,593
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                         4,575,225       15,330,527
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE IN CASH                                                           (1,093,074)         (16,492)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        5,252,689        4,715,833
-----------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                    $   4,159,615        4,699,341
=================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $     528,858          218,559
Acquisition of Real Estate Property through Foreclosure of Related Loans          $   1,654,849          427,852
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $   1,054,041          299,077
    Interest                                                                      $   3,883,963        5,080,971
=================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

STATE OF FRANKLIN BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1  INCORPORATION AND OPERATIONS
------ ------------------------------

State of Franklin Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of State of Franklin Savings Bank (the "Savings Bank"). The shareholders of the Savings Bank exchanged their shares for the shares of the Company, whereby the Savings Bank became a wholly owned subsidiary of the Company. State of Franklin Leasing Corporation (the "Leasing Corp") was incorporated under the laws of the State of Tennessee for the purpose of lease financing. In January 2002, State of Franklin Real Estate, Inc. (the "Real Estate Company") was incorporated for the purpose of selling real estate. The Real Estate Company and John Sevier Title Services, Inc. (the "Title Company") are wholly owned subsidiaries of the Savings Bank. The Leasing Corp is a wholly owned subsidiary of the Company.


NOTE 2   BASIS OF PREPARATION
------  ----------------------

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB.
Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the six months ended June 30, 2002 is not necessarily indicative of the results which may be expected for the entire year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2001.


NOTE 3  RECLASSIFICATIONS
------  -----------------

In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the June 30, 2002 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

Fixed assets at June 30, 2002, and December 31, 2001 are summarized as follows:

                                                                2002          2001
                                                            -----------   -----------
     Land                                                     1,450,000     1,450,000
     Buildings and Leasehold Improvements                     3,215,655     3,040,756
     Furniture, Fixtures and Equipment                        2,376,138     2,091,976
                                                            -----------   -----------
                                                              7,041,793     6,582,732
     Less:  Accumulated Depreciation                          1,504,880     1,263,552
                                                            -----------   -----------
                                                              5,536,913     5,319,180
                                                            ===========   ===========

NOTE 5     LOANS RECEIVABLE
------     ----------------

Loans receivable at June 30, 2002 and December 31, 2001, consist of the following:

                                                   2002             2001
                                              --------------   --------------
  First Mortgage Loans                           60,841,193       54,554,665
  Construction Loans                             29,670,551       20,163,050
  Consumer Loans                                 13,217,832       12,536,061
  Participation Loans, Net                          492,668          503,354
  Commercial Loans                               61,961,488       56,028,216
  Credit Line Advances                              566,169          710,137
  Lease Finance                                   1,468,191        1,342,242
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           168,218,092      145,837,725
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process    ( 14,040,233)    (  6,606,444)
    Net Deferred Loan Origination Fees         (    238,855)    (    140,949)
    Accumulated General Loan Loss Allowance    (  1,425,816)    (  1,473,855)
                                             ---------------  ---------------
                                               ( 15,704,904)    (  8,221,248)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              152,513,188      137,616,477
                                             ===============  ===============

An analysis of the allowance for loan and lease losses at June 30, 2002 and December 31, 2001 is as follows:

                                                  2002              2001
                                              --------------   --------------
    Balance - Beginning of Period                 1,473,855        1,062,511
    Provision for Loan and Lease Losses             275,000          589,902
    Loans and Leases Charged-Off                 (  323,382)      (  181,508)
    Charged-Off Loan and Lease Recoveries               343            2,950
                                              --------------   --------------

    Balance - End of Period                       1,425,816        1,473,855
                                              ==============   ==============


The gross amount of participation loans serviced by State of Franklin Savings Bank was $984,911 at June 30, 2002 and $1,006,596 at December 31, 2001.

The Bank had $1.5 million in non-performing loans at June 30, 2002 compared to $2.8 million at December 31, 2001.

NOTE 6      FEDERAL REGULATION
-------     -------------------

     The capital ratios for State of Franklin Savings Bank are as follows:

                                                            For Capital
                                                             Adequacy
                                                             Purposes
                                                          And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands                         Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of June 30, 2002:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        19,808    11.10%    >=17,840   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        18,434    10.33%    >=10,704    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       18,434     7.16%    >=12,872    5.0%

As of December 31, 2001:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        18,680    11.25%    >=16,602   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        17,244    10.39%    >= 9,961    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       17,244     7.44%    >=11,588    5.0%



The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  -----------------
In Thousands                          Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------
As of June 30, 2002:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        29,584     16.51%   >=17,914    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        26,948     15.04%   >=10,748     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       26,948     10.40%   >=12,960     5.0%

As of December 31, 2001:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        28,392     17.03%   >=16,671    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        25,224     15.13%   >=10,003     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       25,224     10.80%   >=11,675     5.0%


NOTE 7       EMPLOYEE AND DIRECTOR BENEFIT PLANS
------       -----------------------------------

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

On June 30, 2000, the ESOP borrowed an additional $599,994 from the Company and used the funds to purchase 44,444 additional shares of common stock of the Company at $13.50 per share. Note payments were $7,280 per month for ten years with a fixed interest rate of 8.00%. The note balance outstanding at December 31, 2000 was $579,985. In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at June 30, 2002 was $983,720. Also, in November 2001, the Company granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term. Interest is paid monthly with principal payments made as funds are available. At June 30, 2002, there was no outstanding amounts advanced on the line of credit.

Shares owned by the ESOP at June 30, 2002 totaled 153,148. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:
                                                        June 30,    December 31,
                                                           2002          2001
                                                    -------------  -------------
      Number of Shares
        Released and Allocated since Inception             49,340         43,654
        Committed to be Released                            8,088          5,687
        Suspense                                           82,248         88,814

      Fair Value
        Released and Allocated since Inception            888,120        707,195
        Committed to be Released                          145,584         92,129
        Suspense                                        1,480,464      1,438,787

     Contributions to the ESOP are as follows:

                                                        June 30,    December 31,
                                                             2002           2001
                                                    -------------  -------------
      Compensation Expense                                156,000        264,000
      Contributions                                       156,000        264,000

For the purpose of computing earnings per share, all ESOP shares committed to be released are considered outstanding.
     STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2002        76,014    54,405     $11.62
                                                 During 2002             7,000     7,000      16.20
     Options Granted - Management                January 1, 2002       182,166   129,518      11.64
                                                 During 2002            27,473        --      16.63
                                                                       -------   -------
     Options Outstanding - June 30, 2002                               292,653   190,923     $12.21
                                                                       =======   =======

                                         11

NOTE 8     DEPOSITS
-------   ----------

Deposit balances are summarized as follows:

                                             June 30, 2002              December 31, 2001
                                    -----------------------------  -----------------------------
                                       Rate      Amount   Percent     Rate      Amount   Percent
                                    ------- -----------  --------  ------- -----------  --------
     Passbook                          2.64  56,869,234     28.67     2.60  41,603,020     20.79
     Interest-Free Checking              --   9,920,399      5.00       --  18,216,284      9.10
     NOW                               1.99  10,447,596      5.27     2.00   8,512,548      4.26
     Money Market Deposit              2.20  37,127,567     18.72     2.21  46,020,212     22.99
                                            -----------  --------          -----------  --------
                                            114,364,796     57.66          114,352,064     57.14
                                            -----------  --------          -----------  --------
     Fixed Term Certificate Accounts
      Balances $100,000 or greater     3.66  22,456,288     11.32     4.45  22,237,766     11.11
      Balances less than $100,000      3.56  61,510,203     31.02     4.32  63,547,244     31.75
                                            -----------  --------          -----------  --------
                                             83,966,491     42.34           85,785,010     42.86
                                            -----------  --------          -----------  --------
                                            198,331,287    100.00          200,137,074    100.00
                                            ===========  ========          ===========  ========

The contractual maturity of certificate accounts at June 30, 2001 and December 31, 2001, is as follows:

            Period Ending June 30, 2002           Year Ending December 31, 2001
           ----------------------------           -----------------------------
            2002             50,624,402                2002          77,330,432
            2003             21,413,226                2003           5,968,854
            2004              7,705,307                2004           1,323,611
            2005              3,702,087                2005           1,162,113
            2006 and After      521,469                2006 and After        --
                             ----------                              ----------
                             83,966,491                              85,785,010
                             ==========                              ==========


NOTE 9     FEDERAL HOME LOAN BANK ADVANCES
-------    -------------------------------

Advances from FHLB are summarized as follows for the periods ended June 30, 2002 and December 31, 2001:

         Contractual Maturity                            2002            2001
         --------------------                        -----------     -----------

         Convertible Fixed Rate (Within 10 Years)    35,000,000       30,000,000
         Matched-Funding (30-Year Amortizing)           795,386          240,995

         Weighted Average Rate                            4.87%            4.95%


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


NOTE 10     INVESTMENT SECURITIES
-------     ---------------------

The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at June 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 10     CONTINUED
-------     ---------

     June 30, 2002:

                                                             Gross       Gross     Estimated
                                              Amortized    Unrealized  Unrealized    Market
                                                Cost         Gains       Losses      Value
                                             ----------     -------    ----------  -----------
     Available-for-Sale:
          United States Government
            Agency Securities Maturing:
               After five years
                 but within ten years         1,995,345      31,699           --     2,027,044
               After fifteen years
                 but within twenty years      3,500,217     246,046        3,511     3,742,752
               After 20 years                 1,125,674          --        2,641     1,123,033

          Collateralized Mortgage
                 Obligations Maturing:
               After ten years
                 but within fifteen years       291,103      15,825           --       306,928
               After fifteen years
                 but within twenty years      1,478,713      33,227           --     1,511,940
               After 20 years                 1,882,585      40,040           --     1,922,625

              Municipal Securities Maturing:
               Within one year                  125,000       2,316           --       127,316
               After one year
                 but within five years          550,000      29,299           --       579,299
               After five years
                 but within ten years         2,676,451      89,668        4,315     2,761,804
               After ten years
                 but within fifteen years    10,632,869     199,208        9,425    10,822,652
               After fifteen years
                 but within twenty years      5,832,934      87,770       56,885     5,863,819
               After 20 years                   365,405          --       15,409       349,996

         Corporate Securities Maturing:
               After five years
                 but within ten years         5,100,000      86,616           --     5,186,616
               After twenty years             1,736,681       1,527        7,500     1,730,708

          Equity Securities
                Callable within one year     17,000,000          --      711,000    16,289,000
                Callable after one year
                  but within five years       4,933,870     113,200        3,870     5,043,200
                Callable after five years
                  but within ten years        1,000,000      25,000           --     1,025,000

          Other
               Within one year                  799,860          --           --       799,860
               After 15 years                   815,009      75,311           --       890,320
                                             ----------   ---------    ---------   -----------
                  Total Available-for-Sale   61,841,716   1,076,752      814,556    62,103,912
                                             ==========   =========    =========   ===========
     Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
               After five years
                 but within ten years           834,614      10,392           --       845,006
               After ten years
                 but within fifteen years     6,524,194      59,140           --     6,583,334
               After 20 years                 2,199,082       8,198          865     2,206,415

          Collateralized Mortgage
                 Obligations Maturing:
               After five years
                 but within ten years         2,217,944      23,882           --     2,241,826
               After ten years
                 but within fifteen years     3,814,215      66,937           --     3,881,152
               After 20 years                 2,526,195      18,250           --     2,544,445

          Corporate Securities Maturing:
               After one year
                 but within five years        1,045,619      12,349           --     1,057,968
               After five years
                 but within ten years           500,518      10,624           --       511,142
               After twenty years             3,170,309          --      275,228     2,895,081
                                             ----------     -------    ---------   -----------
                  Total Held-to-Maturity     22,832,690     209,772      276,093    22,766,369
                                             ==========     =======    =========   ===========

NOTE 11     EARNINGS PER SHARE
-------     ------------------

Earnings per share for three months ended and six months ended June 30, 2002, compared with the same periods ended June 30, 2001, are as follows:

                                               Three Months Ended          Six Months Ended
                                               June 30,    June 30,       June 30,    June 30,
                                                  2002        2001           2002        2001
                                              ---------   ---------      ---------   ---------
Net Income                                      818,337     361,859      1,467,865     773,045

Average Basic Shares Outstanding              1,381,617   1,363,995      1,379,826   1,365,054

Basic Earnings Per Share                           0.59        0.27           1.06        0.57
                                              =========   =========      =========   =========

Net Income                                      818,337     361,859      1,467,865     773,045

Average Basic Shares Outstanding              1,381,617   1,363,995      1,379,826   1,365,054
Dilutive Effect Due to Stock Options             94,125      58,316         92,750      58,237
                                              ---------   ---------      ---------   ---------
Average Shares Outstanding, as Adjusted       1,475,742   1,422,311      1,472,576   1,423,291

Diluted Earnings Per Share                         0.55        0.25           1.00        0.54
                                              =========   =========      =========   =========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL
-------

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. State of Franklin Savings Bank (the "Savings Bank") and State of Franklin Leasing Corporation (the "Leasing Corp") represent virtually all of the assets of State of Franklin Bancshares, Inc. (the "Company"). The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are examined below.


BALANCE SHEET REVIEW
--------------------

At June 30, 2002, assets of the Company totaled $264.8 million reflecting an increase of $6.9 million or 3% since December 31, 2001. The growth in assets has been funded primarily by a $5.6 million increase in Federal Home Loan Bank advances and a $1.5 million increase in retained earnings.


LOANS
-----

Loans outstanding totaled $154.5 million at June 30, 2002. This represented an increase of 9% from the December 31, 2001 outstanding loans of $141.6 million.

Commercial loans increased $5.9 million to $61.9 million at June 30, 2002, an increase of 11% from $56.0 million at December 31, 2001. Real estate construction lending totaled $29.7 million compared with $20.2 million at December 31, 2001, reflecting an increase of $9.5 million or 47%. Consumer loans of $13.2 million at June 30, 2002 increased $682,000 or 5% from $12.5 million at December 31, 2001. During the first six months of 2002, first mortgage residential loans increased to $60.8 million or 12% from $54.6 million at December 31, 2001. The loan portfolio mix at June 30, 2002 consists of 37% residential mortgages, 39% commercial, 14% real estate construction, and 9% consumer loans.


INVESTMENT SECURITIES
---------------------

Investment securities totaled $84.9 million at June 30, 2002. The investment portfolio at quarter end consisted of $28.8 million in debt securities issued by the U. S. Government or Federal

Agencies, $22.4 million in preferred stock issued by Federal Agencies, $20.5 million in securities issued by state, county, or municipalities, and $11.6 million in corporate securities.

At June 30, 2002, securities categorized as available-for-sale totaled $62.1 million while the held-to-maturity securities totaled $22.8 million compared to $63.8 million in available-for-sale and $9.7 million in held-to-maturity at December 31, 2001. At June 30, 2002, the available-for-sale portfolio had net unrealized gains of $262,196 while our held-to-maturity securities had $66,321 in unrealized losses due to changes in market rates. Due to the credit quality of these investments, no realized losses are expected.


NON-PERFORMING ASSETS
---------------------

Loans past due 90 days or more were $131,000 at June 30, 2002 and $881,000 at December 31, 2001. Nonaccrual loans were $1.5 million at June 30, 2002 compared with $2.8 million at December 31, 2001. The reserve for loan and lease losses was $1,425,816 at June 30, 2002, or 0.93% of loans and leases outstanding, net of unearned income, compared to $1,473,855 or 1.06% at December 31, 2001. Management believes the allowance for loan losses is adequate to provide for potential loan losses.


DEPOSITS
--------

Total deposits at June 30, 2002 of $198.3 million, reflected a decline of $1.8 million or a 1% decrease from $200.1 million at December 31, 2001. Non-interest bearing demand deposits totaled $9.9 million at June 30, 2002, a decrease of $8.3 million from December 31, 2001. Interest bearing deposits increased $6.5 million to $188.4 million at June 30, 2002.


CAPITAL
-------

Tier 1 capital for the Savings Bank at June 30, 2002 was $18.4 million. At June 30, 2002, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 10.33%, 11.10% and 7.16%, respectively.

Tier 1 capital for the Company at June 30, 2002,  was $26.9 million with Tier 1,
total  risk-based,   and  leverage  ratios  of  15.04%,   16.51%,   and  10.40%,
respectively.


LIQUIDITY
---------

The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and an unused line of credit with the Federal Home Loan Bank of Cincinnati totaling $60 million at June 30, 2002.


EARNINGS REVIEW
----------------

The Company had net income of $818,337 for the three months ending June 30, 2002, compared with $361,859 for the same period last year, resulting in an increase of 126%. For the six months ended June 30, 2002, net income was $1,467,865 compared with $773,045 for the first six months of 2001 reflecting a 90% increase. For the six months ended June 30, 2002, net income per diluted share was $1.00 compared to earnings per share of $0.54 for the six months ended June 30, 2001. Return on average assets was 1.16% and the return on average equity was 15.49% for the six months ended June 30, 2002, compared with .73% and 8.48%, respectively, for the same period in 2001.

Noninterest income increased $159,961, or 45%, during the six months ended June 30, 2002, compared the same period last year as a result of increases in all categories included in noninterest income. Gain on loans sold increased mainly due to a lower interest rate environment and refinancing into the secondary market. Additional noninterest income was also generated with the creation of State of Franklin Real Estate during the first half of 2002. Other areas showing significant increases were other fees and service charges, insurance commissions, and rental income.

Noninterest expense was $2,704,363 for the six months ending June 30, 2002, an increase of 43% over the 2001 period, resulting mainly from compensation and related benefits, furniture and equipment expense, occupancy expense, advertising, data processing expense, and other operating expenses.

NET INTEREST INCOME
-------------------

Interest income and interest expense both increased from 2001 to 2002 resulting primarily from increases in both earning assets and interest bearing liabilities and recent declines in interest rates. Net interest income of $4.2 million for the six months ended June 30, 2002 reflects an increase of $1.3 million or 45% over the same period last year. For the six months ending June 30, 2002, average earning assets increased $41.6 million or 20% while average interest bearing liabilities increased $38.5 million, or 21%, compared with the same period in 2001. The taxable equivalent yield on earning assets declined 109 basis points to 6.97% for the first six months of 2002 compared with the same period in 2001 while the cost on interest bearing liabilities declined 200 basis points to 3.47%. Consequently, the taxable equivalent net interest margin based on average earning assets increased to 3.81% for the six months ending June 30, 2002 compared with 3.09% for the same period in 2001.

PROVISION FOR LOAN LOSSES
-------------------------

During the six months ended June 30, 2002, the provision for possible loan losses was $275,000 compared with $384,532 for the same period last year. Loan charge-offs for the six months ended June 30, 2002, were $323,039 compared with $51,356 during the same period in 2001. The allowance for possible loan losses represented .93% of total loans, net of mortgage loans held-for-sale, at June 30, 2002, compared to 1.02% at June 30, 2001. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

PROVISION FOR INCOME TAXES
--------------------------

For the six months ended June 30, 2002, the provision for federal and state income taxes was $295,800, an increase of $68,909 from 2001. The increase is due to the net effect of a higher level of pretax income which was partially offset by higher levels of taxfree interest income generated from purchases of municipal securities and tax exempt dividends from purchases of preferred stock in federal agencies.

NONINTEREST INCOME
-------------------

The Company's noninterest income was $519,555 during the six months ended June 30, 2002, an increase of $159,961 or 45% from the comparable 2001 period. The increase resulted from increases in several areas. Gain on loans sold increased $62,833, other fees and service charges increased $7,882, insurance commission income increased $24,152, and rental income increased $9,035. In addition, with the creation of State of Franklin Real Estate during the first half of 2002, $56,059 in real estate sales commissions were generated for the six months ended June 30, 2002.


NONINTEREST EXPENSE
--------------------

Noninterest expense totaled $2,704,363 for the six month period ending June 30, 2002, an increase of $810,046 or 43%. The increase was result of increases in compensation and related benefits, occupancy, furniture and equipment expense, advertising, data processing, and other operating expenses of $298,375, $25,240, $58,457, $32,523, 21,105, and $374,346, respectively.

PART II  -  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

     None


ITEM 2.    CHANGES IN SECURITIES

     None


ITEM 3.    DEFAULT UPON SENIOR SECURITIES

     None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting on May 20, 2002, the shareholders voted on the following proposals with the results as indicated:

1. Elected four of its current directors to continue in office until the 2005 annual meeting of shareholders. Current directors elected to three-year terms were as follows:



                                                FOR           WITHHOLD AUTHORITY

Randal R. Greene                             1,067,793             400
Kenneth E. Cutshall, M.D.                    1,067,793             440
Cameron E. Perry                             1,066,293           1,900
Henry J. Williams, M.D.                      1,066,293           1,900


Elected one of its current directors to continue in office until the 2003 annual meeting of shareholders. Current director elected to a one-year term was as follows:


                                                FOR           WITHHOLD AUTHORITY

Alan R. Hubbard                              1,066,993           1,200


Directors continuing to serve include:


Charles E. Allen, Jr.      Charles E. Allen, Sr., M.D.    Vance W. Cheek
Steven K. Gross            Donald R. Jeanes               Verrill M. Norwood,Jr.
Richard S. Venable


2. Ratified the appointment of Baylor & Backus as the Company's independent accountants and auditors for 2002 as follows:

  FOR              AGAINST             ABSTAIN            BROKER NON-VOTES
1,055,936          6,475                5,782                    0


ITEM 5.    OTHER INFORMATION

None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, signed by Randal R. Greene, President of State of Franklin Bancshares, Inc. on August 8, 2002.

99.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, signed by Charles E. Allen, Jr., the Chairman of the Board and Chief Executive Officer (Principal Executive, Financial and Accounting Officer) of State of Franklin Bancshares, Inc. on August 8, 2002.

     b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              STATE OF FRANKLIN BANCSHARES, INC.
                                              ----------------------------------
                                              (Registrant)





     August 8, 2002                           /s/  Randal R. Greene
---------------------------                   ----------------------------------
         (Date)                               Randal R. Greene, President





     August 8, 2002                           /s/  Charles E. Allen, Jr.
---------------------------                   ----------------------------------
         (Date)                               Charles E. Allen, Jr.,
                                              Chairman of the Board
                                              and Chief Executive Officer
                                              (Principal Executive, Financial
                                              and Accounting Officer)

                                                                    EXHIBIT 99.1
                              CERTIFICATION

                   Pursuant to 18 U.S.C. Section 1350,
                          As Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-QSB of State of Franklin Bancshares, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Randal R. Greene, President of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This Certification is signed on August 8, 2002.



                                             /s/ Randal R. Greene
                                            ------------------------------------
                                             Randal R. Greene, President

                                                                    EXHIBIT 99.2
                            CERTIFICATION

                Pursuant to 18 U.S.C. Section 1350,
                        As Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-QSB of State of Franklin Bancshares, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Charles E. Allen, Jr., the Chairman of the Board and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This Certification is signed on August 8, 2002.




                                    /s/ Charles E. Allen
                                    -------------------------------------------
                                    Charles E. Allen
                                    Chairman of the Board and
                                    Chief Executive Officer (Principal
                                    Executive, Financial and Accounting Officer)