Form 10QSB
period 2002-09-30
STATE OF FRANKLIN BANCSHARES INC
filed 2002-11-13
CIK 1066626

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002
                                               ------------------


[ ]  TRANSITION   REPORT   PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER:    0-24675
                           -------


                       STATE OF FRANKLIN BANCSHARES, INC.
         ---------------------------------------------------------------
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


CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES      X          NO
                                    ----

                                    1,465,512
                   ------------------------------------------
    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 12, 2002)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES          NO    X
                                               ----

                             STATE OF FRANKLIN BANCSHARES, INC

                                          INDEX
                                          -----

PART I.   FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                                     PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                        4 - 5
                     THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   6
                     NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2001 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        7
                     NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) AND 2001 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       8


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                15

         ITEM 3.  CONTROLS AND PROCEDURES                                                     18



PART II.  OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                           18

        ITEM 2.   CHANGES IN SECURITIES                                                       18

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                              18

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         18

        ITEM 5.   OTHER INFORMATION                                                           18

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            18

        SIGNATURES                                                                            19

        CERTIFICATIONS                                                                   20 - 21



PART I  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                             STATE OF FRANKLIN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                 SEPTEMBER 30,       DECEMBER 31,
                             ASSETS                           2002 - UNAUDITED     2001 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   3,997,778          5,252,689
Federal Funds Sold                                                  13,265,000         28,590,000
Short-Term Interest Bearing Deposits                                   626,039             57,649
Investments - HTM
   (Estimated Market 2002 - $22,766,369 and 2001 - $9,636,374)      19,808,111          9,676,885
Investments - AFS                                                   59,077,027         63,780,481
Loans Held for Sale                                                  3,471,650          2,548,370
Loans and Leases Receivable                                        157,999,051        139,090,332
   Less: Allowance for Loan and Lease Losses                        (1,407,316)        (1,473,855)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                156,591,735        137,616,477
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,486,643          1,364,280
Land, Buildings & Equip at Cost Less Accum Depr
   of $1,625,544 in 2002 and $1,260,895 in 2001                      5,508,307          5,319,180
Prepaid Expense and Accounts Receivable                                 19,106            119,647
Deferred Tax Assets                                                     19,618            709,103
FHLB Stock                                                           2,237,800          2,161,700
Other Real Estate Owned                                              1,516,904            449,988
Other Assets                                                           200,000            239,000
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 267,825,718        257,885,449
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $  10,658,270         18,216,284
Interest-Bearing Deposits                                          188,436,069        181,920,790
Advances by Borrowers for Taxes and Insurance                          257,509             99,414
Accrued Interest on Deposits                                           187,425            179,897
Accounts Payable and Accrued Expenses                                  759,754            420,784
Repurchase Agreements                                                  708,936                  -
FHLB Long-Term Advances                                             36,168,711         30,240,995
Deferred Credits on REO                                                144,338             21,448
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 237,321,012        231,099,612
-------------------------------------------------------------------------------------------------

Guaranteed Preferred Beneficial Interest in
   Subordinated Debentures                                           8,000,000          8,000,000

STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,465,512
Paid-in Capital                                                     14,251,461         14,251,461
Accumulated Other Comprehensive Income                                 886,762        (   368,029)
Retained Earnings                                                    6,970,796          4,526,987
  Less: Employee Stock Ownership                                    (1,069,825)       ( 1,090,094)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  22,504,706         18,785,837
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 267,825,718        257,885,449
=================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS SEPTEMBER ENDED 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2002 - UNAUDITED  2001 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     2,905,053         2,697,446
Other Interest Income                                        1,236,033         1,078,658
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 4,141,086         3,776,104
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         1,335,117         1,976,396
Interest on Repurchase Agreements                                3,146                 -
Interest on Short-Term Debt                                         25                 4
Interest on Long-Term Debt                                     441,434           318,933
Interest on Subordinated Debentures                            123,851                 -
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                1,903,573         2,295,333
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           2,237,513         1,480,771
PROVISION FOR LOAN LOSSES                                     (127,500)         ( 68,494)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            2,110,013         1,412,277
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 114,537           105,523
Net Gain on Loans Sold                                          87,469            49,526
Realized Gain on Securities                                    255,758                 -
Real Estate Sales Commission Income                             55,454                 -
Insurance Commission Income                                     16,703            10,249
Rental Income, Net                                              28,430            18,683
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      558,351           183,981
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              653,955           460,532
Occupancy Expenses                                             108,165            63,748
Furniture and Equipment Expense                                112,300            91,592
Advertising                                                     53,186            23,288
Data Processing Expense                                        133,379           104,839
Other                                                          373,824           205,873
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  1,434,809           949,872
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                              1,233,555           646,386
PROVISION FOR INCOME TAXES                                    (257,611)          (97,006)
----------------------------------------------------------------------------------------
       NET INCOME                                      $       975,944           549,380
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          0.71              0.40
  DILUTED                                                         0.66              0.38
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,381,397         1,363,616
  DILUTED                                                    1,475,523         1,436,403
========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2002 - UNAUDITED  2001 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     8,363,058         8,709,592
Other Interest Income                                        3,890,183         3,066,777
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                12,253,241        11,776,369
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         4,188,047         6,327,757
Interest on Repurchase Agreements                                3,225                 -
Interest on Short-Term Debt                                         64            84,790
Interest on Long-Term Debt                                   1,228,139           963,860
Interest on Subordinated Debentures                            372,782                 -
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                5,792,257         7,376,407
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           6,460,984         4,399,962
PROVISION FOR LOAN LOSSES                                     (402,500)         (453,026)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            6,058,484         3,946,936
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 336,070           319,174
Net Gain on Loans Sold                                         243,248           142,473
Realized Gain on Securities                                    255,758                 -
Real Estate Sales Commission Income                            111,513                 -
Insurance Commission Income                                     56,037            25,431
Rental Income, Net                                              75,280            56,497
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                    1,077,906           543,575
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                            1,860,455         1,368,657
Occupancy Expenses                                             269,219           199,563
Furniture and Equipment Expense                                338,678           259,513
Advertising                                                    142,510            80,088
Data Processing Expense                                        376,322           326,678
Other                                                        1,151,986           609,690
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  4,139,170         2,844,189
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                              2,997,220         1,646,322
PROVISION FOR INCOME TAXES                                    (553,411)         (323,897)
----------------------------------------------------------------------------------------
       NET INCOME                                      $     2,443,809         1,322,425
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          1.77              0.97
  DILUTED                                                         1.66              0.93
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,380,356         1,364,570
  DILUTED                                                    1,473,569         1,427,710
========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.



                                    STATE OF FRANKLIN BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2001 (AUDITED)


                                                               Accumulated
                                                                  Other                 Employee
                                     Common        Paid-In    Comprehensive  Retained    Stock
                                     Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------   ------------
Balance at December 31, 2000          1,465,512   14,251,461      89,677    2,569,576  (1,151,623)     17,224,603

ESOP Shares Allocated                       --           --           --           --      61,529          61,529

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $251,218 Income Tax)       --           --     (401,015)         --          --        (401,015)
      Less: Reclassification Adjustment
          (Net of $34,746 Income Tax)        --           --      (56,691)         --          --         (56,691)
                                                                                                     ------------
                                                                                                         (457,706)

  Net Income                                 --           --           --   1,957,411          --       1,957,411
                                                                                                     ------------
        Total Comprehensive Income           --           --           --          --          --       1,499,705
                                      ----------  ----------     ---------  ---------  -----------   ------------
Balance at December 31, 2001           1,465,512  14,251,461     (368,029)  4,526,987  (1,090,094)     18,785,837

ESOP Shares Allocated                        --           --           --          --      20,269          20,269

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
          (Net of $727,681 Income Tax)       --           --    1,181,025          --          --       1,181,025
      Less: Reclassification Adjustment
          (Net of $73,766 Income Tax)        --           --       73,766          --          --          73,766
                                                                                                     ------------
                                                                                                        1,254,791

  Net Income                                 --           --           --   2,443,809          --       2,443,809
                                                                                                     ------------
        Total Comprehensive Income           --           --           --          --          --       3,698,600
                                      ----------  ----------     ---------  ---------  ----------    ------------
Balance at September 30, 2002          1,465,512  14,251,461       886,762  6,970,796  (1,069,825)     22,504,706
                                      ==========  ==========     =========  =========  ==========    ============


The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ----------------------------------
                                                                               2002 - UNAUDITED  2001 - UNAUDITED
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $   2,443,809        1,322,425
  Items Not Affecting Cash:
    Depreciation                                                                        361,993          281,732
    (Increase) Decrease in Accrued Interest                                            (122,363)         202,210
    Deferred Income Taxes (Benefit)                                                     (86,167)        (115,714)
    Provision for Loan and Lease Losses                                                 402,500          453,026
    (Increase) Decrease in Prepaid Expenses and Accounts Receivable                     100,541          (17,086)
    Increase (Decrease) in Interest Payable                                               7,528           (5,713)
    Increase (Decrease) in Accounts Payable and Accrued Expenses                        338,970           10,751
    Increase (Decrease) in Deferred Loan Fees, Net                                      117,088           (8,511)
    Realized (Gain) on Securities                                                      (255,758)               -
    Discount Accretion                                                                 (398,579)        (296,748)
    Earned ESOP Shares                                                                   20,269           71,860
    FHLB Stock Dividends                                                                (76,100)        (107,700)
    Net (Increase) Decrease in Loans Held for Sale                                     (923,280)      (1,106,380)
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,930,451          684,152
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                          (20,357,390)               -
  Purchase of Available-for-Sale Investments                                         (5,897,039)     (35,624,027)
  Proceeds from Maturities of Held-to-Maturity Investments                            8,000,000       10,000,000
  Proceeds from Maturities of Available-for-Sale Investments                         11,484,105       14,490,740
  Proceeds from Sale of Available-for-Sale Investments                                  673,487                -
  Principal Payments on Mortgage-backed Securities - AFS                              3,353,845                -
  (Increase) Decrease in Federal Funds Sold                                          15,325,000       (6,135,000)
  (Increase) in Short-Term Interest Bearing Deposits                                   (568,390)        (136,503)
  (Increase) in Loans Receivable, Net                                               (20,399,872)      (1,321,190)
  Purchases of Premises and Equipment                                                  (551,120)        (207,870)
  Purchases of Stock in Service Bureau                                                        -         (800,009)
  Purchases of Federal Home Loan Bank Stock                                                   -         (500,000)
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                          (8,937,374)     (20,233,859)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                                (1,042,735)      18,118,333
  Net Increase in Advances by Borrowers for Taxes and Insurance                         158,095          199,364
  Net Increase in Repurchase Agreements                                                 708,936                -
  Repayment of Debt                                                                           -          (43,910)
  Repayment of FHLB Advances                                                             (8,844)     (15,661,417)
  Proceeds from FHLB Advances                                                         5,936,560       16,997,168
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                         5,752,012       19,609,538
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE IN CASH                                                           (1,254,911)          59,831
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        5,252,689        4,715,833
-----------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                    $   3,997,778        4,775,664
=================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $   1,254,791          445,430
Acquisition of Real Estate Property through Foreclosure of Related Loans          $   1,516,904          495,129
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $   1,232,381          394,077
    Interest                                                                      $   5,784,729        7,382,120
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


NOTE 2   BASIS OF PREPARATION
------  ----------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the nine months ended September 30, 2002 is not necessarily indicative of the results which may be expected for the entire year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2001.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the September 30, 2002 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
------  ----------------------------

     Fixed assets at September 30, 2002, and December 31, 2001 are summarized as follows:

                                                                2002          2001
                                                            -----------   -----------
     Land                                                     1,450,000     1,450,000
     Buildings and Leasehold Improvements                     3,223,558     3,040,756
     Furniture, Fixtures and Equipment                        2,460,294     2,091,976
                                                            -----------   -----------
                                                              7,133,852     6,582,732
     Less:  Accumulated Depreciation                          1,625,545     1,263,552
                                                            -----------   -----------
                                                              5,508,307     5,319,180
                                                            ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------    ------------------

     Loans receivable at September 30, 2002 and December 31, 2001, consist of the following:

                                                   2002             2001
                                             ---------------  ---------------
  First Mortgage Loans                           58,461,846       54,554,665
  Construction Loans                             28,715,388       20,163,050
  Consumer Loans                                 13,941,466       12,536,061
  Participation Loans, Net                          487,088          503,354
  Commercial Loans                               66,453,453       56,028,216
  Credit Line Advances                              570,164          710,137
  Lease Finance                                   1,407,077        1,342,242
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           170,036,482      145,837,725
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process    ( 11,779,395)    (  6,606,444)
    Net Deferred Loan Origination Fees         (    258,036)    (    140,949)
    Accumulated General Loan Loss Allowance    (  1,407,316)    (  1,473,855)
                                             ---------------  ---------------
                                               ( 13,444,747)    (  8,221,248)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              156,591,735      137,616,477
                                             ===============  ===============

     An analysis of the allowance for loan and lease losses at September 30, 2002 and December 31, 2001 is as follows:

                                                  2002              2001
                                              --------------   --------------
    Balance - Beginning of Period                 1,473,855        1,062,511
    Provision for Loan and Lease Losses             402,500          589,902
    Loans and Leases Charged-Off                 (  469,382)      (  181,508)
    Charged-Off Loan and Lease Recoveries               343            2,950
                                              --------------   --------------

    Balance - End of Period                       1,407,316        1,473,855
                                              ==============   ==============


     The gross amount of participation loans serviced by State of Franklin Savings Bank was $973,750 at September 30, 2002 and $1,006,596 at December 31, 2001.

     The Bank had $1.1 million in non-performing loans at September 30, 2002 compared to $2.8 million at December 31, 2001.

NOTE  6     FEDERAL  REGULATION
-------     -------------------

     The capital ratios for State of Franklin Savings Bank are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                          And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands                         Amount     Ratio    Amount    Ratio
---------------------------          ----------------    ----------------
As of September 30, 2002:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        21,204     11.67%   >=18,167  10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        19,775     10.89%   >=10,900   6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       19,775      7.54%   >=13,121   5.0%

As of December 31, 2001:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        18,680     11.25%   >=16,602  10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        17,244     10.39%   >= 9,961   6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       17,244      7.44%   >=11,588   5.0%



     The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                          Actual         Action Provision
                                     -----------------   -----------------
In Thousands                         Amount    Ratio     Amount    Ratio
---------------------------          ----------------   -----------------
As of September 30, 2002:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        30,906     16.95%   >=18,231  10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        28,624     15.70%   >=10,939   6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       28,624     10.85%   >=13,197   5.0%

As of December 31, 2001:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        28,392     17.03%   >=16,671  10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        25,224     15.13%   >=10,003   6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       25,224     10.80%   >=11,675   5.0%


NOTE 7    EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------

     EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has an employee stock ownership plan (the "ESOP") for those employees who meet the eligibility requirements of the plan. The ESOP was established and funded for 1997. On February 28, 1998, 5,236 shares of the Savings Bank with a fair value of $57,600 were issued for the 1997 contribution. The Savings Bank stock was exchanged for Company stock.

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

     On June 30, 2000, the ESOP borrowed an additional $599,994 from the Company and used the funds to purchase 44,444 additional shares of common stock of the Company at $13.50 per share. Note payments were $7,280 per month for ten years with a fixed interest rate of 8.00%. The note balance outstanding at December 31, 2000 was $579,985. In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at September 30, 2002 was $951,825. Also, in November 2001, the Company granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term. Interest is paid monthly with principal payments made as funds are available. At September 30, 2002, there was a $118,000 balance outstanding on the line of credit.

     Shares owned by the ESOP at September 30, 2002 totaled 162,848. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:

                                                    September 30,   December 31,
                                                           2002          2001
                                                    -------------  -------------
      Number of Shares
        Released and Allocated since Inception             49,340         43,654
        Committed to be Released                           10,687          5,687
        Suspense                                           86,835         88,814

      Fair Value
        Released and Allocated since Inception            888,120        707,195
        Committed to be Released                          192,366         92,129
        Suspense                                        1,563,030      1,438,787

     Contributions to the ESOP are as follows:

                                                     September 30,  December 31,
                                                             2002           2001
                                                    -------------  -------------
      Compensation Expense                                246,000        264,000
      Contributions                                       246,000        264,000

     For the purpose of computing earnings per share, all ESOP shares committed to be released are considered outstanding.

                               STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2002        76,014    54,405     $11.62
                                                 During 2002             7,000     7,000      16.20
     Options Granted - Management                January 1, 2002       182,166   129,518      11.64
                                                 During 2002            27,473        --      16.63
                                                                       -------   -------
     Options Outstanding - September 30, 2002                          292,653   190,923     $12.21
                                                                       =======   =======

                                       11

NOTE 8     DEPOSITS
-------   ----------

     Deposit balances are summarized as follows:

                                         September 30, 2002              December 31, 2001
                                    -----------------------------  -----------------------------
                                      Rate    Amount      Percent    Rate     Amount     Percent
                                    ------- -----------  --------  ------- -----------  --------
     Passbook                          2.65  61,874,731     31.08     2.60  41,603,020     20.79
     Interest-Free Checking              --  10,658,270      5.35       --  18,216,284      9.10
     NOW                               1.99  12,099,604      6.08     2.00   8,512,548      4.26
     Money Market Deposit              2.20  36,219,539     18.19     2.21  46,020,212     22.99
                                            -----------  --------          -----------  --------
                                            120,852,144     60.70          114,352,064     57.14
                                            -----------  --------          -----------  --------
     Fixed Term Certificate Accounts
      Balances $100,000 or greater     3.37  20,367,778     10.23     4.45  22,237,766     11.11
      Balances less than $100,000      3.16  57,874,416     29.07     4.32  63,547,244     31.75
                                            -----------  --------          -----------  --------
                                             78,242,195     39.30           85,785,010     42.86
                                            -----------  --------          -----------  --------
                                            199,094,339    100.00          200,137,074    100.00
                                            ===========  ========          ===========  ========

     The contractual maturity of certificate accounts at September 30, 2002 and December 31, 2001, is as follows:

         Period Ending September 30, 2002          Year Ending December 31, 2001
         --------------------------------          -----------------------------
            2002             17,969,966                 2002          77,330,432
            2003             43,979,131                 2003           5,968,854
            2004              9,948,903                 2004           1,323,611
            2005              5,437,309                 2005           1,162,113
            2006 and After      906,886                 2006 and After        --
                             ----------                               ----------
                             78,242,195                               85,785,010
                             ==========                               ==========


NOTE 9     FEDERAL HOME LOAN BANK ADVANCES
-------    -------------------------------

     Advances from FHLB are summarized as follows for the periods ended September 30, 2002 and December 31, 2001:


         Contractual Maturity                            2002            2001
         --------------------                        -----------     -----------

         Convertible Fixed Rate (Within 10 Years)      35,000,000     30,000,000
         Matched-Funding (30-Year Amortizing)           1,168,711        240,995

         Weighted Average Rate                              4.85%          4.95%


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


NOTE 10     INVESTMENT SECURITIES
-------     ---------------------

     The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at September 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 10     CONTINUED
-------     ---------
     September 30, 2002:

                                                             Gross       Gross     Estimated
                                             Amortized    Unrealized   Unrealized    Market
                                                Cost       Gains         Losses      Value
                                             ----------   --------     ----------  -----------
     Available-for-Sale:
          United States Government
            Agency Securities Maturing:
               After one year
                 but within five years        1,048,199         418           --     1,048,617
               After five years
                 but within ten years           995,800      14,415           --     1,010,215
               After ten years
                 but within fifteen years       999,751      32,600           --     1,032,351
               After 20 years                 1,045,226       4,416           --     1,049,642

          Collateralized Mortgage Obligations:
               After one year
                 but within five years        1,119,943      26,414           --     1,146,357
               After ten years
                 but within fifteen years       291,303      18,692           --       309,995
               After fifteen years
                 But within 20 years          1,342,306      20,001           --     1,362,307

              Municipal Securities Maturing:
               Within one year                  125,000       1,511           --       126,511
               After one year
                 but within five years          550,000      37,386           --       587,386
               After five years
                 but within ten years         2,678,878     178,336           --     2,857,214
               After ten years
                 but within fifteen years    11,774,635     630,459           --    12,405,094
               After fifteen years
                 but within twenty years      4,013,278     245,988           --     4,259,266
               After 20 years                 1,070,301      31,119           --     1,101,420

         Corporate Securities Maturing:
               After five years
                 but within ten years         5,100,000      13,593       43,665     5,069,928
               After twenty years             1,733,255      48,149           --     1,781,404

          Equity Securities
                Callable within one year     17,000,000          --      175,000    16,825,000
                Callable after one year
                  but within five years       4,934,501     249,499           --     5,184,000
                Callable after five years
                  but within ten years        1,000,000      30,000           --     1,030,000

          Other
               After 20 years                   815,009      75,311           --       890,320
                                             ----------   ---------    ---------   -----------
                  Total Available-for-Sale   57,637,385   1,658,307      218,665    59,077,027
                                             ==========   =========    =========   ===========
     Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
               After five years
                 but within ten years           834,625       2,882           --       837,507
               After ten years
                 but within fifteen years     2,515,678      30,096           --     2,545,774
               After 20 years                 1,934,218      28,196           --     1,962,414

          Collateralized Mortgage Obligations:
               After five years
                 but within ten years         1,947,011      29,065           --     1,976,076
               After ten years
                 but within fifteen years     5,821,170     114,341           --     5,935,511
               After 20 years                 2,044,275      35,921        2,141     2,078,055

          Corporate Securities Maturing:
               After one year
                 but within five years        1,042,198      40,034           --     1,082,232
               After five years
                 but within ten years           500,504          --       26,021       474,483
               After twenty years             3,168,432     218,028           --     3,386,460
                                             ----------     -------    ---------   -----------
                  Total Held-to-Maturity     19,808,111     498,563       28,162    20,278,512
                                             ==========     =======    =========   ===========


NOTE 11     EARNINGS PER SHARE
-------     ------------------

     Earnings per share for three months ended and nine months ended September 30, 2002, compared with the same periods ended September 30, 2001, are as follows:

                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                                  2002       2001           2002        2001
                                              ---------   ---------      ---------   ---------
Net Income                                      975,944     549,380      2,443,809   1,322,425

Average Basic Shares Outstanding              1,381,397   1,363,616      1,380,356   1,364,570

Basic Earnings Per Share                           0.71        0.40           1.77        0.97
                                              =========   =========      =========   =========

Net Income                                      975,944     549,380      2,443,809   1,322,425

Average Basic Shares Outstanding              1,381,397   1,363,616      1,380,356   1,364,570
Dilutive Effect Due to Stock Options             94,126      72,787         93,213      63,140
                                              ---------   ---------      ---------   ---------
Average Shares Outstanding, as Adjusted       1,475,523   1,436,403      1,473,569   1,427,710

Diluted Earnings Per Share                         0.66        0.38           1.66        0.93
                                              =========   =========      =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------  -----------------------------------------------------------------------

     GENERAL
     -------

     The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of State of Franklin Bancshares, Inc. (the "Company"). State of Franklin Savings Bank (the "Savings Bank") and State of Franklin Leasing Corporation (the "Leasing Corp") represent virtually all of the assets of the Company. The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are examined below.

     BALANCE SHEET REVIEW
     --------------------

     At September 30, 2002, assets of the Company totaled $267.8 million reflecting an increase of $9.9 million or 4% since December 31, 2001. The growth in assets has been funded primarily by a $5.9 million increase in Federal Home Loan Bank advances and a $2.4 million increase in retained earnings.

     LOANS
     -----

     Loans outstanding totaled $161.5 million at September 30, 2002. This represented an increase of 14% from the December 31, 2001 outstanding loans of $141.6 million.

     Commercial loans increased $10.4 million to $66.5 million at September 30, 2002, an increase of 19% from $56.0 million at December 31, 2001. Real estate construction lending totaled $28.7 million compared with $20.2 million at December 31, 2001, reflecting an increase of $8.5 million or 42%. Consumer loans of $13.9 million at September 30, 2002 increased $1.4 million or 11% from $12.5 million at December 31, 2001. During the first nine months of 2002, first mortgage residential loans increased to $58.5 million or 7% from $54.6 million at December 31, 2001. The loan portfolio mix at September 30, 2002 consists of 34% residential mortgages, 40% commercial, 17% real estate construction, and 9% consumer loans.

     INVESTMENT SECURITIES
     ---------------------

     Investment securities totaled $78.9 million at September 30, 2002. The investment portfolio at quarter end consisted of $22.1 million in debt securities issued by the U. S. Government or Federal Agencies, $23 million in preferred stock issued by Federal Agencies, $21.3 million in securities issued by state, county, or municipalities, and $11.6 million in corporate securities.

     At September 30, 2002, securities categorized as available-for-sale totaled $59.1 million while the held-to-maturity securities totaled $19.8 million compared to $63.8 million in available-for-sale and $9.7 million in held-to-maturity at December 31, 2001. At September 30, 2002, the available-for-sale portfolio had net unrealized gains of $1,439,642 while our held-to-maturity securities had $470,401 in net unrealized gains.

     NON-PERFORMING ASSETS
     ---------------------

     No loans were past due 90 days or more at September 30, 2002 compared with $881,000 at December 31, 2001. Nonaccrual loans were $1.1 million at September 30, 2002 compared with $2.8 million at December 31, 2001. The reserve for loan and lease losses was $1,407,316 at September 30, 2002, or 0.89% of loans and leases outstanding, net of unearned income and loans held for sale, compared to $1,473,855 or 1.06% at December 31, 2001. Management believes the allowance for loan losses is adequate to provide for potential loan losses.

     DEPOSITS
     --------

     Total deposits at September 30, 2002 of $199.1 million, reflected a decline of $1 million or a .5% decrease from $200.1 million at December 31, 2001. Noninterest bearing demand deposits totaled $10.7 million at September 30, 2002, a decrease of $7.6 million from December 31, 2001. Interest bearing deposits increased $6.5 million to $188.4 million at September 30, 2002.

     CAPITAL
     -------

     Tier 1 capital for the Savings Bank at September 30, 2002 was $19.8 million. At September 30, 2002, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 10.89%, 11.67% and 7.54%, respectively.

     Tier 1 capital for the Company at September 30, 2002, was $28.6 million with Tier 1, total risk-based, and leverage ratios of 15.70%, 16.95%, and 10.85%, respectively.

     LIQUIDITY
     ---------

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and an unused line of credit with the Federal Home Loan Bank of Cincinnati totaling $60 million at September 30, 2002.

     EARNINGS REVIEW
     ----------------

     The Company had net income of $975,944 for the three months ending September 30, 2002, compared with $549,380 for the same period last year, resulting in an increase of 78%. For the nine months ended September 30, 2002, net income was $2,443,809 compared with $1,322,425 for the first nine months of 2001 reflecting an 85% increase. For the nine months ended September 30, 2002, net income per diluted share was $1.66 compared to earnings per share of $0.93 for the nine months ended September 30, 2001. Return on average assets was 1.26% and the return on average equity was 16.62% for the nine months ended September 30, 2002, compared with .82% and 9.49%, respectively, for the same period in 2001.

     Noninterest income increased $534,331, or 98%, during the nine months ended September 30, 2002, compared the same period last year as a result of increases in all categories included in noninterest income. Gain on loans sold increased mainly due to a lower interest rate environment and refinancing into the secondary market. Lower interest rates also contributed to an increase in realized gains on securities resulting from the exercise of call features on investments. Additional noninterest income was generated with the creation of State of Franklin Real Estate during the first quarter of the current year. Other areas showing significant increases were other fees and service charges, insurance commissions, and rental income.

     Noninterest expense was $4,139,170 for the nine months ending September 30, 2002, an increase of 46% over the 2001 period, resulting from increases in compensation and related benefits, furniture and equipment expense, occupancy expense, advertising, data processing expense, and other operating expenses.


     NET INTEREST INCOME
     -------------------

     Interest  income and  interest  expense  both  increased  from 2001 to 2002 resulting primarily from increases in both earning assets and interest bearing liabilities and recent declines in interest rates. Net interest income of $6.5 million for the nine months ended September 30, 2002 reflects an increase of $2.1 million or 47% over the same period last year. For the nine months ending September 30, 2002, average earning assets increased $42.1 million or 20% while average interest bearing liabilities increased $39 million, or 21%, compared with the same period in 2001. The taxable equivalent yield on earning assets declined 95 basis points to 6.90% for the first nine months of 2002 compared with the same period in 2001 while the cost on interest bearing liabilities declined 182 basis points to 3.39%. Consequently, the taxable equivalent net interest margin based on average earning assets increased to 3.80% for the nine months ending September 30, 2002 compared with 3.16% for the same period in 2001.


     PROVISION FOR LOAN LOSSES
     -------------------------

     During the nine months ended September 30, 2002, the provision for possible loan losses was $402,500 compared with $453,026 for the same period last year. Net loan charge-offs for the nine months ended September 30, 2002, were $469,039 compared with $171,852 during the same period in 2001. The allowance for possible loan losses represented .89% of total loans, net of mortgage loans held-for-sale, at September 30, 2002, compared to .98% at September 30, 2001. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.


     PROVISION FOR INCOME TAXES
     --------------------------

     For the nine months ended September 30, 2002, the provision for federal and state income taxes was $553,411, an increase of $229,514 from 2001. The increase is due to the net effect of a higher level of pretax income combined with an increase in the state excise tax rate which was partially offset by higher levels of taxfree interest income generated from purchases of municipal securities and tax exempt dividends from purchases of preferred stock in federal agencies.


     NONINTEREST INCOME
     ------------------

     The Company's noninterest income was $1,077,906 during the nine months ended September 30, 2002, an increase of $534,331 or 98% from the comparable 2001 period. The increase resulted from increases in several areas. Other fees and service charges increased $16,896, gain on loans sold increased $100,775, realized gain on securities increased $255,758, insurance commission income increased $30,606, and rental income increased $18,783. In addition, with the creation of State of Franklin Real Estate during first quarter of 2002, $111,513 in real estate sales commissions were generated for the nine months ended September 30, 2002.


     NONINTEREST EXPENSE
     --------------------

     Noninterest expense totaled $4,139,170 for the nine month period ending September 30, 2002, an increase of $1,294,981 or 46%. The increase was the result of increases in compensation and related benefits, occupancy, furniture and equipment expense, advertising, data processing, and other operating expenses of $491,798, $69,656, $79,165, $62,422, 49,644, and
     $542,296, respectively.

ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's President and its Chief Executive Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the President and the Chief Executive Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.


     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



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

                   None


        ITEM 5.    OTHER INFORMATION

                   None


        ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                    99.1 Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Randal R. Greene, President of State of Franklin Bancshares, Inc. on November 13, 2002.

                    99.2 Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Charles E. Allen, Jr., the Chairman of the Board and Chief Executive Officer (Principal Executive, Financial and Accounting Officer) of State of Franklin Bancshares, Inc. on November 13, 2002.


                  (b) The  Company  did  not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              STATE OF FRANKLIN BANCSHARES, INC.
                                              ----------------------------------
                                                         (Registrant)





    November 13, 2002                         /s/ Randal R. Greene
---------------------------                   ----------------------------------
         (Date)                               Randal R. Greene, President





    November 13, 2002                         /s/ Charles E. Allen, Jr.
---------------------------                   ----------------------------------
         (Date)                               Charles E. Allen, Jr.,
                                              Chairman of the Board
                                              and Chief Executive Officer
                                              (Principal Executive, Financial
                                              and Accounting Officer)

                           Certification of President
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Randal R. Greene, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of State of Franklin Bancshares, Inc. ("State of Franklin");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of State of Franklin as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                          /s/  Randal R. Greene
                                                 ------------------------------
                                                  Randal R. Greene
                                                  President

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Charles E. Allen, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of State of Franklin Bancshares, Inc. ("State of Franklin");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of State of Franklin as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                   /s/ Charles E. Allen, Jr.
                                           -------------------------------------
                                           Charles E. Allen, Jr.
                                           Chief Executive Officer (Principal
                                           Executive, Accounting and Financial
                                           Officer)

                                                                    EXHIBIT 99.1
                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-QSB of State of Franklin Bancshares, Inc. (the "Company") for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Randal R. Greene, President of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This Certification is signed on November 13, 2002.




                                            /s/ Randal R. Greene
                                            ------------------------------------
                                            Randal R. Greene, President

                                                                    EXHIBIT 99.2
                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-QSB of State of Franklin Bancshares, Inc. (the "Company") for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Charles E. Allen, Jr., the Chairman of the Board and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This Certification is signed on November 13, 2002.




                                             /s/ Charles E. Allen, Jr.
                                             -----------------------------------
                                             Charles E. Allen, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer (Principal
                                             Executive, Financial and Accounting
                                             Officer)