Form 10KSB
period 2002-12-31
STATE OF FRANKLIN BANCSHARES INC
filed 2003-03-31
CIK 1066626

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenues for the twelve months ended December 31, 2002 were $17,643,751.

     The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as of March 15, 2003 is approximately $19.3 million. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 15, 2003 was 1,465,512 shares.

Documents Incorporated by Reference: Proxy Statement related to 2003 Annual Meeting of Shareholders.

                                     PART I
Item 1.    Description of Business

The Company

     State of Franklin Bancshares, Inc. ("State of Franklin") is a registered bank holding company organized under the laws of Tennessee and headquartered in Johnson City, Tennessee. State of Franklin Savings Bank (the "Savings Bank") is a wholly owned subsidiary through which we conduct our banking operations. On December 31, 2002, we had consolidated total assets of approximately $268 million. State of Franklin Leasing Corporation is a wholly owned subsidiary of State of Franklin which engages in equipment lease financing. The Savings Bank offers title services through its wholly owned subsidiary John Sevier Title Services, Inc. In early 2002, State of Franklin Real Estate, Inc. was incorporated as a subsidiary of the Savings Bank for the purpose of selling real estate.

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

The Savings Bank

     The Savings Bank was incorporated under the laws of the State of Tennessee and commenced business on February 26, 1996, as a Tennessee-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation's (generally known as the "FDIC") Bank Insurance Fund. The Savings Bank is regulated by the Tennessee Department of Financial Institutions and the FDIC. The Savings Bank operates a main office and two branches in Johnson City, Washington County, Tennessee, and two branches in Kingsport, Sullivan County, Tennessee. The Savings Bank owns John Sevier Title Services, Inc., a Tennessee-chartered and regulated title insurance company, and State of Franklin Real Estate, Inc.

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

Net Interest Income

     The following table sets forth weighted average taxable equivalent yields earned by State of Franklin on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and certain other information:

                                                             2002                               2001
                                                --------------------------------------------------------------------
(Fully taxable equivalent)                                  Interest      Average               Interest     Average
(Dollars in thousands)                          Average      Income/      Yields/    Average     Income/     Yields/
                                                Balance      Expense       Rate      Balance     Expense      Rate
                                                --------------------------------------------------------------------
Assets:

Interest-earning assets:

Loans net of unearned income................    $154,043       $11,241      7.30%   $140,343     $11,466      8.17%
Investment Securities.......................      81,365         5,480      6.74%     61,282       4,409      7.19%
Other earning assets .......................       2,822           113      4.00%      2,150         143      6.65%
Federal funds sold..........................      13,315           210      1.58%      8,286         262      3.16%
                                                --------       -------      -----   --------     -------      -----
    Total interest-earning assets/interest
income......................................     251,545        17,044      6.78%    212,061      16,280      7.68%
                                                --------       -------      -----   --------     -------      -----
Cash and due from banks.....................       2,418                               3,038
Other assets................................       7,938                               6,993
Allowance for loan losses...................   (   1,456)                          (   1,245)
                                                --------                            --------
    Total...................................    $260,445                            $220,847
                                                ========                            ========
Liabilities and stockholders' equity:

Interest-bearing liabilities:

Interest-bearing checking deposits..........     $10,696         $ 203      1.90%     $7,580       $ 153      2.02%
Savings.....................................      55,897         1,397      5.50%     24,643         934      3.79%
Money Market................................      38,370           821      2.14%     47,453       1,982      4.18%
Time certificates...........................      81,834         2,959      3.62%     86,156       4,885      5.67%
Borrowed funds..............................      34,730         1,677      4.83%     26,988       1,379      5.11%
Subordinated Debentures                            8,000           501      6.26%        307          17      5.54%
                                                --------        ------      -----    -------       -----      -----
     Total interest-bearing liabilities/
interest expense............................     229,527         7,558      3.29%    193,127       9,350      4.84%
                                                --------        ------      -----    -------       -----      -----
Non-interest bearing demand  deposits.......       9,850                               9,074
Other liabilities...........................         882                                 825
Stockholders' equity........................      20,186                              17,821
                                                --------                            --------
    Total...................................    $260,445                            $220,847
                                                ========                            ========
Net interest earnings.......................                    $9,486                            $6,930
                                                                ======                            ======
Net interest on interest-earning assets.....                                3.77%                             3.27%
Return on average assets....................                                1.22%                             0.89%
Return on average equity....................                               15.77%                            10.98%
Cash Dividends declared.....................                                   --                                --
Dividend payout ratio.......................                                   --                                --

     The following table summarizes changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:

                                                               December 31, 2002             December 31, 2001
                                                                   Versus                          Versus
                                                              December 31, 2001               December 31, 2000
                                                             Increase (Decrease)             Increase (Decrease)
                                                             Change Due to: (1)              Change Due to: (1)
                                                             -------------------             -------------------
(Dollars in thousands)                               Volume      Rate       Total   Volume     Rate      Total
                                                     ------      ----       -----   ------     ----      -----
Increase (decrease) in: (2)

Loans, net of unearned income....................    $1,000     ( $1,225) (  $225)   $1,083   (  $568)     $515
U.S. Treasury and other U.S. government agency
  securities.....................................     1,352     (    281)   1,071     1,513       101     1,614
Other earning assets ............................        27     (     57) (    30)       43   (    10)       33
Federal funds sold...............................        79     (    131) (    52)      234   (    26)      208
                                                     ------      --------   ------   ------    -------   ------

         Total interest income...................     2,459     (  1,695)     764     2,872   (   502)    2,370
                                                     ------      --------   ------   ------    -------   ------

Increase (decrease) in: (2)
Interest-bearing checking deposits...............        59     (      9)      50        23   (     2)       21
Savings deposits.................................       781     (    318)     463        55   (   226)  (   171)
Money Market.....................................   (   195)    (    966) ( 1,161)    1,042   (   219)      823
Time certificates................................   (   156)    (  1,770) ( 1,926)      174   (   343)  (   169)
Borrowed funds...................................       374     (     76)     298       437   (   218)      219
Subordinated Debentures..........................       482            2      484        17        --        17
                                                     ------       ------   ------   -------   -------   -------
         Total interest expense..................     1,344     (  3,136) ( 1,792)    1,748    (1,008)      740
                                                                           -------                      -------
Increase (decrease) in net interest income.......                        $  2,556                       $ 1,630
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

     The following table is an interest sensitivity profile for the State of Franklin Bancshares as of December 31, 2002 and 2001. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.


                                                                      December 31, 2002
                                           ----------------------------------------------------------------
                                                        After 3 months   After 12
                                            Within         within         months         After
                                           3 months       12 months    within 5 years   5 years       Total
                                           --------     -------------  --------------   -------       -----

(Dollars in thousands) Earning assets:
Loans.........................              $36,185       $34,567       $61,164      $28,437      $160,353
Investment securities:
     Available for sale.......                   18        17,468         7,645       36,898        62,029
     Held to maturity.........                                            1,038       14,700        15,738
Federal funds sold............               12,705                                                 12,705
Interest-bearing deposits.....                1,366                                                     58
Federal Home Loan Bank stock..                2,263                                                  2,263
                                            -------                                               --------
     Total earning assets.....              $52,537       $52,035       $69,847      $80,035      $254,454
                                            =======       ========      ========     =======      ========
Interest-bearing liabilities:
Interest-bearing deposits.....             $123,328       $38,811       $25,347                   $187,486
Repurchase Agreements.........                1,050                                                  1,050
Long-term debt................                                                        30,241        30,241
Subordinated debentures.......                8,000                                                  8,000
                                           --------                                               --------
Total interest-bearing liabilities         $132,378       $38,811       $25,347      $36,239      $232,775
                                           ========       =======       =======      =======      ========
Net repricing gap.............             $(79,841)      $13,224       $44,500      $43,796       $21,679
Rate sensitivity gap:
Net repricing gap as a percentage
    of total earning assets....             (31.60)%        5.23%        17.61%       17.33%         8.58%
Cumulative gap................            $( 79,841)     $(66,617)     $(22,117)     $21,679       $21,679
Cumulative gap as a percentage of total
    earning assets                          (31.60)%      (26.36)%      ( 8.75)%       8.58%         8.58%


                                                                      December 31, 2001
                                            -----------------------------------------------------------------
                                                         After 3 months   After 12
                                             Within          within         months        After
                                            3 months       12 months     within 5 years  5 years       Total
                                            --------       ---------     ----------      -------       -----
(Dollars in thousands) Earning assets:
Loans.........................              $33,755        $11,572       $39,219      $ 57,093      $141,639
Investment securities:
     Available for sale.......                  794                       17,531        45,456        63,780
     Held to maturity.........                                             1,963         7,714         9,677
Federal funds sold............               28,590                                                   28,590
Interest-bearing deposits.....                   58                                                       58
Federal Home Loan Bank stock..                2,161                                                    2,161
                                            -------                                                 --------
        Total earning assets.               $65,358        $11,572       $58,713      $110,263      $245,905
                                            =======        =======       =======      ========      ========

Interest-bearing liabilities:
Interest-bearing deposits.....             $157,056        $20,658       $ 3,890      $    317      $181,921
Long-term debt................                                                          30,241        30,241
Subordinated debentures.......                8,000                                                    8,000
                                           --------                                                 --------
Total interest-bearing liabilities         $165,056        $20,658       $ 3,890      $ 30,558      $220,162
                                           ========        =======       =======      ========      ========

Net repricing gap.............             $(99,698)       $(9,086)      $54,823      $ 79,705      $ 25,744

Rate sensitivity gap:
Net repricing gap as a percentage
    of total earning assets....             (40.87)%        (3.72)%        22.47%       32.67%        10.55%
Cumulative gap................             $(99,698)     $(108,784)     $(53,961)      $25,744       $25,744
Cumulative gap as a percentage of
    total earning assets                    (40.87)%       (44.59)%      (22.12)%       10.55%        10.55%


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

Deposits

     We offer a full range of depositor accounts and services to both consumers and businesses. None of these deposits were brokered. Our primary sources of funds are interest-bearing deposits. The following table sets forth our deposit structure at December 31, 2002 and 2001 (in thousands).


                                                           2002          2001
                                                        --------      --------
     Non interest-bearing deposits:
     Individuals, partnerships and corporations.......  $  9,433      $ 17,027
     Certified and official checks....................     1,921         1,189
                                                        --------      --------
     Total non interest-bearing deposits..............    11,354        18,216


     Interest-bearing deposits:
     Interest-bearing demand accounts.................    48,798        54,533
     Savings accounts.................................    63,943        41,603
     Certificates of deposit, less than $100,000......    55,356        63,547
     Certificates of deposit, greater than $100,000...    19,389        22,238
                                                        --------      --------
       Total interest-bearing deposits................   187,486       181,921
                                                        --------      --------
       Total deposits.................................  $198,840      $200,137
                                                        ========      ========


     The following table shows, by category, the weighted average rate on deposits and the average amount of deposits for the periods indicated:

                                                       December 31,
                                            -----------------------------------
                                                 2002                2001
                                            ------------         --------------
     (Dollars in thousands)
     Non interest-bearing  deposits.....  0.00%   $ 9,850       0.00%    $9,074
     Savings deposits...................  2.50%    55,897       3.79%    24,643
     Money market deposits .............  2.14%    38,370       4.18%    47,453
     Time deposits......................  3.62%    81,834       5.67%    86,156
     Interest-bearing  demand deposits..  1.90%    10,696       2.02%     7,580
                                                 --------              --------
             Total deposits.............         $196,647              $174,906
                                                 ========              ========


     At December 31, 2002 and 2001, time deposits greater than $100,000 aggregated approximately $19.4 million and $22.2 million, respectively. The following table indicates, as of December 31, 2002 and 2001, the dollar amount of deposits of $100,000 or more by the time remaining until maturity (in thousands):

                                            2002                                           2001
                                            ----                                           ----
                                               1 Year                                           1 Year
                       3 Months   3 to 12     through                3 Months     3 to 12      through
                       or less    Months      5 years    Total       or less      Months       5 years    Total
                       -------    ------      -------    -----       -------      ------       -------    -----

Time certificates      $3,050     $8,791      $7,548     $19,389     $4,128       $15,589      $2,521     $22,238

Assets


     Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our earning assets by category at December 31, 2002 and 2001.

         (In Thousands)                               2002            2001
                                                      ----            ----
         Investment securities:
          Available for sale..................      $ 62,029      $ 63,780
          Held to maturity....................        15,738         9,677
         Short-term interest-bearing deposits.         1,366            58
         Federal funds sold...................        12,705        28,590
         Federal Home Loan Bank stock.........         2,263         2,162
         Loans:
          Real estate.........................       119,710        95,708
          Commercial and other................        40,889        46,072
                                                    --------      --------
           Total loans........................       160,599       141,780
          Less unearned income................           246           141
                                                    --------      --------
         Loans, net of unearned income........       160,353       141,639
                                                    --------      --------
         Total earning assets ................      $254,454      $245,906
                                                    ========      ========
Investment Portfolio

     For a description of the composition of the carrying value of our investment portfolio at December 31, 2002 and 2001, see Note 11 to the Consolidated Financial Statements attached hereto.

     The following table presents the maturity distribution of the amortized cost and estimated market value of our investment portfolio at December 31, 2002 and 2001. The weighted average tax equivalent yields on these instruments are presented based on final maturity.


                                                                2002                                    2001
                                                                ----                                    ----
                                              Amortized    Estimated     Weighted    Amortized    Estimated     Weighted
                                                Cost     Market Value  Average Yield    Cost    Market Value  Average Yield
                                                ----     ------------  -------------    ----    ------------  -------------
(Dollars in thousands)
Held to maturity:
----------------

Obligations of U.S. Government agencies:
 Due after 5 years but within 10 years.....  $  1,017      $  1,019         5.45%   $    834      $    833        6.38%
 Due after 10 years but within 15..........     2,503         2,519         5.19%      4,491         4,451        6.54%
 Due after 20 years........................     1,841         1,872         4.45%         --            --           --

U.S.Agency Collateralized Mortgage Obligations
 Due after 1 year but within 5 years.......        --           --            --      1,963         1,963        6.52%
 Due after 5 years but within 10 years.....     1,120         1,137         5.65%     2,389         2,389        5.59%
 Due after 10 years but within 15 years....     2,940         2,961         6.07%        --            --           --
 Due after 20 years........................     1,611         1,622         4.37%        --            --           --

Corporate Securities:
 Due after 1 year but within 5 years.......     1,039         1,087         5.24%        --            --           --
 Due after 5 year but within 10 years......       500           481         7.23%        --            --           --
 Due after 20 years........................     3,167         2,963         8.37%        --            --           --
                                             --------      --------                --------      --------
  Total held to maturity...................  $ 15,738      $ 15,661         5.70%  $  9,677      $  9,636        6.29%
                                             ========      ========                ========      ========

Available for sale:
-------------------
Obligations of U.S. Government agencies:
 Due after 1 year but within 5 years ......  $    911      $    914         3.02%  $    --       $    --           --
 Due after 5 years but within 10 years.....        --            --           --     6,888         7,070         6.71%
 Due after 10 years but within 15 years....     2,041         2,030         4.59%    1,230         1,204         6.42%
 Due after 15 years but within 20 years....     2,151         2,119         4.61%    3,369         3,428         7.79%
 Due after 20 years........................       813           815         2.06%    1,084         1,032         7.80%

U.S. Agency Collateralized Mortgage Obligations:
 Due after 5 years but within 10 years.....       492           519         7.77%      290           290         6.51%


Municipal Securities:

 Due within 1 year .......................    $   125       $   126         6.28%  $   120       $   121         5.98%
 Due after 1 year but within 5 years......        550           585         6.68%      530           545         6.22%
 Due after 5 years but within 10 years....      3,629         3,765         6.19%    2,109         2,095         5.96%
 Due after 10 years but within 15 years...     10,834        11,183         6.70%   10,888        10,615         6.40%
 Due after 15 years but within 20 years...      4,029         4,151         7.50%    5,090         4,863         7.12%
 Due after 20 years.......................      2,163         2,132         8.01%    1,508         1,448         7.16%

Corporate Securities:
 Due after 1 year but within 5 years......      1,406         1,461         3.70%       --            --            --
 Due after 5 year but within 10 years.....      4,447         4,432         5.86%    3,000         2,912         7.00%
 Due after 10 year but within 15 years....      2,100         2,007         7.25%    2,100         1,990         7.25%
 Due after 20 years.......................      1,733         1,775         8.31%    1,743         1,723         8.26%

Equity Securities (Preferred Stock
 In U S Government Agencies):
 Callable within 1 year...................     17,935        17,342         5.05%       --            --           --
 Callable after 1 year but within 5 years.      4,431         4,715         7.55%   17,000        16,986         7.23%
 Callable after 5 year but within 10 years      1,000         1,080         7.88%    5,933         5,894         8.03%

Other Securities:
 Due within 1 year ......................          --            --           --       674           674         3.27%

 Due after 20 years......................         830           908         0.00%      815           890         0.00%
                                              -------       -------                -------       -------
  Total available for sale...............     $61,620       $62,029         5.27%  $64,371       $63,780         6.92%
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

Loan Portfolio

     The following table sets forth the composition of our loan and lease portfolio and loans held for sale at December 31, 2002 and 2001.

                                                     2002              2001
                                               --------------    --------------
(In Thousands)
Real estate loans:
 Construction and land development...........      $ 19,017       $ 14,668
 Secured by residential properties...........        85,797         72,903
 Commercial real estate loans................        14,896          8,137
                                                   --------       --------
  Total real estate loans....................       119,710         95,708
Commercial and industrial loans and leases...        29,714         26,780
Installment loans............................        10,929         19,091
Other consumer loans.........................             0              0
All other loans..............................             0             60
                                                   --------       --------
  Total loans................................      $160,353       $141,639
                                                   ========       ========

    The following tables set forth the maturities of the loan portfolio and its sensitivity to interest rate changes at December 31, 2002:


                                                 One Year       One Through      Over
(In Thousands)                                    or Less        Five Years     Five Years      Total
                                                  -------        ----------     ----------      -----
Real estate construction loans...............    $ 19,017         $    --        $    --      $ 19,017
Commercial and industrial loans.......... ...      11,146          14,324          4,244        29,714
All other loans..............................      24,145          61,492         25,985       111,622
                                                 --------         -------        -------      --------
 Total loans.................................    $ 54,308         $75,816        $30,229      $160,353
                                                 ========         =======        =======      ========

     The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is set forth below.

     Real estate and commercial and industrial loans maturing after one year as of December 31, 2002 (in thousands):

     Fixed rate...........................................         $27,941
     Floating rate........................................          56,945

     Other loans maturing after one year:

     Fixed rate...........................................          14,811
     Floating rate........................................           6,348
                                                                  --------
              Total loans maturing after one year.........        $106,045
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

Loan Review and Nonperforming Assets
------------------------------------

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

     At December 31, 2002, State of Franklin had non-accrual loans totaling $1,104,000 and no restructured loans. State of Franklin had no loans or leases 90 days or more past due and still accruing at December 31, 2002. We have increased the provision for loan losses during 2002 to cover anticipated losses associated with non-accrual and past due loans. State of Franklin has no loans to foreign borrowers and we are not aware of any additional problems that would significantly increase the amount or number of problem loans in the coming months.

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

     The reserve for loan and lease losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans or leases previously charged off are recovered. The resulting reserve for loan and lease losses is viewed by management as a single, unallocated reserve available for all loans or leases. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan and lease losses was $1,563,320 at year end 2002, or 0.99% of loans and leases outstanding, net of unearned income and excluding loans held for sale, compared to $1,473,855 or 1.06% at year end 2001. During 2002, net charge-offs and recoveries were $489,514. Management does not foresee any events that will significantly increase loan losses in the coming months. The following table presents data related to the Company's consolidated reserve for loan and lease losses for the years ended December 31, 2002 and 2001.

                                                        2002           2001
                                                   -------------  -------------
(Dollars In thousands)
Balance at beginning of period..................        $1,474        $1,063
Charge offs:
Commercial .....................................            18            30
Real estate mortgage............................           466           150
Installment loans to individuals................             6             1
                                                        ------        ------
Recoveries:
 Commercial ....................................            --             2
 Real estate mortgage...........................            --            --
 Installment loans to individuals...............            --            --
                                                        ------        ------
Net Charge offs.................................           490           179
Additions to reserve charged to operations......           579           590
                                                        ------        ------
Balance at end of period........................        $1,563        $1,474
                                                        ======        ======

Ratio of net charge offs during the period to average
loans and leases outstanding during the period..          0.32%         0.13%
Average allowance for loan and lease losses to
average total loans and leases..................          0.95%         0.89%


     At December 31, 2002 and 2001, the allowance for loan and lease losses was allocated as follows:



                                                           2002                                 2001
                                                           ----                                 ----
(Dollars in thousands)
                                               Percent of loans in each                 Percent of loans in each
                                    Amount     category to total loans        Amount    Category to total loans
                                    ------     ------------------------       ------    -------------------------

     Commercial..................    $469               30%                    $442               30%
     Real estate mortgage........     860               55%                     811               55%
     All other ..................     234               15%                     221               15%
                                   ------              ----                  ------              ----
      Total......................  $1,563              100%                  $1,474              100%
                                   ======              ====                  ======              ====

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

        Nonperforming assets (Dollars in thousands):                                                December 31,
                                                                                   ----------------------------------------
                                                                                           2002                 2001
                                                                                   ------------------      ----------------
     Non-accrual loans..................................................................   $1,104            $2,840
     Restructured loans.................................................................       --                --
     Other loans past due 90 days or more to principal or interest payments.............       --               881
     Nonperforming loans as a percentage of net loans before allowance for loan losses..     0.70%             2.04%
     Allowance for loan losses as a percentage of nonperforming loans...................     1.42%               52%


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

     The following table sets forth liquidity ratios for the periods indicated:


                                                          2002           2001
                                                       ----------     ----------
Average loans and leases to average deposits..........    78.3%          80.2%


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

Our consolidated capital ratios are set forth below.
                                                 December 31,       December 31,
                                                        2002               2001
                                                        ----               ----
     (Dollars in thousands)
     Capital:
    Tier I capital:
       Stockholders' common equity....................$ 22,622          $18,786
       Qualifying interest in subordinated debentures.   7,406            6,295
       Less unrealized gain (loss) on AFS securities..     252            ( 336)
       Less unrealized loss on equity securities......     151               --
       Less disallowed intangibles....................     188              236
                                                       -------          -------
            Total Tier I capital......................  29,437           25,181

     Tier II capital:
       Qualifying interest in subordinated debentures.     594            1,705
       Qualifying allowance for loan losses...........   1,563            1,474
                                                       -------          -------
            Total capital.............................  31,594           28,360
     Risk-adjusted assets............................. 191,359          166,708
     Quarterly average assets......................... 265,666          233,494

     Ratios:

     Tier I capital to risk-adjusted assets..........   15.38%            15.10%
     Tier II capital to risk-adjusted assets.........    0.82%             0.88%
     Total capital to risk-adjusted assets...........   16.51%            17.01%
     Leverage-Tier I capital to quarterly average
     assets less  disallowed intangibles.............   11.08%            10.78%

     On December 31, 2002 and 2001, we exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

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

     At December 31, 2002, our deposit base for purposes of FDIC premiums was $205 million. We paid FDIC insurance premiums of $27,840 in 2000, $30,832 in 2001, and $34,474 in 2002.

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

     FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of
risk-weighted   assets.
                                       15

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

     Loans-to-One-Borrower. The aggregate amount of loans that we are permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital with Board approval. Based on the Savings Bank's capitalization of $20.6 million, our loans-to-one borrower limit is approximately $5.1 million.

     Federal Reserve System. In 1980, Congress enacted legislation which imposed Federal Reserve requirements on all depository institutions that maintain transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any non-personal time deposits at a bank.
                                       16

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

Monetary Policy
---------------
     We, like other depository institutions, are affected by the monetary policies implemented by the Federal Reserve. The Federal Reserve has the power to restrict or expand the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may result in significant fluctuations in market interest rates, which could adversely affect our operations, such as our ability to make loans and attract deposits, as well as market demand for loans.

Capital Adequacy
----------------
     See "Capital Adequacy" above for a discussion of bank regulatory agencies' capital adequacy requirements.

Recent Legislation
------------------
     Bills are presently pending before the United States Congress, and additional bills may be introduced in the future in the Congress and the Tennessee General Assembly, to alter the structure, regulation and competitive relationships of the nation's financial institutions.

     The Federal Deposit Insurance Corporation's Improvement Act of 1991 ("FDICIA"), permitted the Bank Insurance Fund (the "BIF") to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and permitted the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90 percent of the value of the assets the FDIC has acquired from failed banks, which it is estimated would yield approximately $40 billion in working capital. The bill followed a year-long effort initiated by the Bush Administration to enact major banking legislation. Virtually none of the Administration's major systemic proposals, including nationwide interstate banking and branching or ownership of financial institutions by commercial entities, were included in the final bill. However, a number of additional pervasive supervisory measures, some of which are described below, were included in the FDICIA. The effect of these measures will be to a great extent dependent on the manner in which bank regulatory authorities choose to enforce regulations which have been recently issued pursuant to the FDICIA.

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

Employees

     At December 31, 2002, we had a total of 65 employees with 53 of those employed on a full-time basis.

Item 2.  Description of Property

     We operate at five locations with our principal office located at 1907 North Roan Street, Johnson City, Washington County, Tennessee. The Savings Bank owns the land and the approximately 36,000 square foot building at our principal office, 10,000 feet of which is leasable space. This property serves as the main office of the Savings Bank. The Savings Bank also operates branch offices at 3300 Browns Mill Road and 612 West Walnut Street, Johnson City, Tennessee; and 240 West Center Street and 4409 Fort Henry Drive, Kingsport, Sullivan County, Tennessee. The Savings Bank owns the land and the buildings in both Kingsport locations. The West Walnut branch is also owned by the Savings Bank. The Savings Bank leases the Browns Mill Road office from Allen and Allen. Charles E. Allen, Jr., chairman and chief financial officer of the Savings Bank, and Charles E. Allen, Sr., M.D., a director of the Savings Bank, are principals of Allen and Allen. The lease was negotiated at arm's length and was approved by the Tennessee Department of Financial Institutions and the FDIC. Rent for the 2,625 square foot building for the next three years will be $40,464 annually. This amount includes taxes, insurance and maintenance costs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     There is no established public trading market for our Common Stock. Our management is aware that isolated transactions in the Common Stock occur from time to time. To the best of management's knowledge of transactions in the Common Stock of State of Franklin Bancshares during 2002, prices ranged from $16.20 to $18.00 per share.

     There were 1,130 holders of record of the Common Stock as of December 31, 2002.

     On December 18, 2001, we issued debentures to State of Franklin Statutory Trust I (Trust), a business trust subsidiary of State of Franklin. The Trust purchased the debentures with the proceeds from the sale of trust preferred securities issued by the Trust in a private placement. We guaranteed the preferred securities. The proceeds from the sale of the debentures will be used to support our current capital position allowing for future growth. For more information, see notes 1 and 4 to the Consolidated Financial Statements included elsewhere in this report.

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


FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001 EARNINGS REVIEW

     Total net income of State of Franklin for the year ended December 31, 2002 was $3,184,141, an increase of $1,226,730 over the year ended December 31, 2001 total net income of $1,957,411. Earnings per share was $2.16 compared to earnings per share of $1.36 in 2001. Return on average assets was 1.22% and the return on average equity was 15.77% for the year ended December 31, 2002.

     Operating results in 2002 reflected higher net interest income and noninterest income. Net interest income of $8.7 million for the year ended December 31, 2002 was up 37% over the 2001 period. During 2002, average earning assets grew 19% while average interest bearing liabilities and capital securities also grew 19% over the same period a year ago. The 2002 provision for possible loan losses was $578,979. Noninterest income increased $652,772, or 84%, with net gains on loans sold, realized gains on securities, and real estate sales commission primarily responsible for the increase over the year ended December 31, 2001. Noninterest expense was $5.6 million for the 2002 period, an increase of 41% over the previous year, resulting from increased salaries and benefits, equipment, occupancy, advertising, data processing, and other operating expenses.

Net Interest Income and Margin

     Net  interest  income  increased  $2.4  million  or 37% for the year  ended
December 31, 2002 to $8.7 million compared to $6.3 million for the year ended December 31, 2001. Growth in average loans remained relatively low at $13.7 million, or 10%, primarily due to lower interest rates and refinancing activity moving loans into the secondary market. Average investments increased $20.1 million, or 33%. Growth in the investment portfolio came mainly from purchases of U.S. government agency securities. The taxable equivalent yield on earning assets declined 90 basis points to 6.78% during 2002.

     Average deposits increased by 12% or $21.7 million to $196.6 million during 2002 compared to $174.9 million in 2001. The rate paid on average interest-bearing liabilities decreased 155 basis points during the year ended December 31, 2002 to 3.29%. Consequently, the taxable equivalent net interest margin based on average earning assets increased 50 basis points to 3.77% during 2002 compared to 3.27% during the prior year ended December 31, 2001.

Provision for Loan Losses

     During the year ended December 31, 2002, the provision for possible loan losses was $578,979. There were $489,514 in net charge-offs during the year ended December 31, 2002 and $178,558 for the year ended December 31, 2001. The allowance for possible loan losses represented 0.99% of total loans, net of mortgage loans held-for-sale, at December 31, 2002, compared to 1.06% at December 31, 2001.

Provision for Income Taxes

     For the year ended December 31, 2002, the provision for income taxes was $760,430, an increase of $178,715 from 2001. The increase was primarily due to an increase in the level of taxable income.

Noninterest Income

     State of Franklin's noninterest income was $1,428,980 during the year ended December 31, 2002, an increase of $652,772 or 84% over the comparable 2001 period. The increase was attributable to increases in other fees and service charges, net gains on loans sold, realized gain on securities, real estate sales commissions, insurance commissions, and rental income of $35,106, $140,820, $259,772, $175,704, $29,848, and $11,522, respectively.

Noninterest Expense

     Noninterest  expense  totaled  $5,562,341  million  for the  period  ending
December 31, 2002, an increase of $1,613,166, or 41%. Noninterest expense to average assets was 2.14% for the period ending December 31, 2002 compared to 1.79% for the same period a year ago. Compensation and related benefits of $2,479,700 accounted for 45% of the total noninterest expense compared to $1,831,580 or 46% for the year ended December 31, 2001. Occupancy, furniture and equipment, advertising, data processing, and other operating expenses increased $62,736, $101,530, $54,670, $88,998, and $652,772, respectively.

BALANCE SHEET REVIEW

     State of Franklin places an emphasis on an integrated approach to our balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity and capital. These components are examined below.

Investment Securities

     Investment securities totaled $77.8 million at December 31, 2002. The investment portfolio at year end consisted of $11.2 million in debt securities issued by the U. S. Government or Federal Agencies, $6.2 million in Federal Agency collateralized mortgage obligations, $21.9 million in securities issued by state, county, or municipalities, $5.6 million in corporate securities, $23.1 million in preferred stock issued by Federal Agencies, and $908,000 in other equity securities.

     At December 31, 2002, securities categorized as available-for-sale totaled $62 million while the held-to-maturity securities totaled $15.7 million compared to $63.8 million in available-for-sale and $9.7 million in held-to-maturity at December 31, 2001. At December 31, 2002, the available-for-sale portfolio had net unrealized gains of $408,535 while our held-to-maturity securities had $77,689 in unrealized losses due to changes in market rates. Due to the credit quality of these investments, no realized losses are expected.

Loans

     Loans outstanding totaled $160.4 million at December 31, 2002. This represented an increase of 13% from the December 31, 2001 outstanding loans of $141.6 million. First mortgage loans were $57.2 million at December 31, 2002, compared with $54.6 million at December 31, 2001. Real estate construction lending totaled $29.2 million and $20.2 million at December 31, 2002 and 2001, respectively. Commercial loans increased to $66.4 million at December 31, 2002, an increased 19% from $56 million at December 31, 2001. Consumer loans at December 31, 2002, increased to $13.7 million, or 9%, over $12.5 million at December 31, 2001.

Non-Performing Assets

     Nonaccrual loans totaled $1,104,000 at December 31, 2002 and $2,840,000 at December 31, 2001. There were no loans past due 90 days or more at December 31, 2002 and $881,000 at December 31, 2001. The allowance for possible loan and lease losses was $1,563,320 and $1,473,855 at December 31, 2002 and 2001,
respectively. Management believes the allowance for possible loan and lease losses is adequate to provide for potential loan losses.

Deposits

     Total deposits at December 31, 2002 of $198.8 million, reflect a decline of $1.3 million or a 1% decrease from $200.1 million at December 31, 2001. The decline was due in part to higher than normal transaction balances at December 31, 2001, and less competitive rates in local markets. Non-interest bearing demand deposits totaled $11.4 million at December 31, 2002, a decrease of $6.9 million or 38% from December 31, 2001. Interest bearing deposits increased $5.6 million to $187.5 million at December 31, 2002.

Capital

     Equity capital at December 31, 2002 was $22.6 million, an increase of $3.8 million from $18.8 million at December 31, 2001. Our Tier 1 capital increased $4.2 million to $29.4 million. At December 31, 2002, all capital ratios were in excess of the regulatory minimums, with State of Franklin's Tier 1, total risk-based and leverage ratio of 15.38%, 16.51% and 11.08%, respectively.

     On December 18, 2001, we issued debentures to State of Franklin Statutory Trust I (Trust), a business trust subsidiary of State of Franklin. The Trust purchased the debentures with the proceeds from the sale of trust preferred securities issued by the Trust in a private placement. We guaranteed the preferred securities. For more information, see notes 1 and 4 to the Consolidated Financial Statements included elsewhere in this report. The capital levels of State of Franklin as of December 31, 2002 include adjustment for the subordinated debentures issued in December of 2001, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of December 31, 2002, approximately $7.4 million of $8 million of debentures were included as Tier 1 capital of the Company with the remaining $600,000 included as Tier 2 capital, component of total risk-based capital.

Liquidity

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity which State of Franklin has not significantly used. State of Franklin had unused sources of liquidity in the form of unused federal funds lines of credit and a line of credit for the Federal Home Loan Bank of Cincinnati totaling $62 million at December 31, 2002.

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

Item 7.  Financial Statements

The consolidated financial statements of State of Franklin Bancshares, Inc. are set forth below.






                       State of Franklin Bancshares, Inc.
                       JOHNSON CITY, TENNESSEE

                       INDEX TO AUDIT REPORT

                       December 31, 2002 and 2001

                   Audited Consolidated Financial Statements:

                   Independent Auditor's Report                               24

                   Consolidated Statements of Financial Condition             25

                   Consolidated Statements of Income                          26

                   Consolidated Statements of Changes in Stockholders' Equity 27

                   Consolidated Statements of Cash Flows                   28-29

                   Notes to Consolidated Financial Statements              30-46

                   Statement of Management Responsibility                     47

                             BAYLOR AND BACKUS
D.G. LEONARD, CPA     CERTIFIED PUBLIC ACCOUNTANTS   E.N. BACKUS, CPA(1907-1971)
R.F. VANHOY, CPA                                     T.E. HULSE, CPA (1927-1975)
T.S. JOHNSON, CPA         409 EAST WATAUGA AVENUE   E.R. BAYLOR, CPA (1894-1982)
G.L. FREEMAN, CPA             P.O. BOX 1736        A.C. NICKELL, CPA (1921-1983)
J.M. WOODY, CPA      JOHNSON CITY, TENNESSEE 37605 W.E. MORELOCK, CPA(1927-1985)
D.M. MCVEY, CPA              (423) 282-9000      H.L. SIENKNECHT, CPA(1917-1990)




                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and
 the Board of Directors
State of Franklin Bancshares, Inc.
Johnson City, Tennessee

We have audited the accompanying consolidated statements of financial condition of State of Franklin Bancshares, Inc. (a Tennessee corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of State of Franklin Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State of Franklin Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Baylor and Backus
BAYLOR AND BACKUS
Certified Public Accountants

Johnson City, Tennessee

March 26, 2003










MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS & TENNESSEE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

State of Franklin Bancshares, Inc.
Consolidated Statements of Financial Condition
December 31, 2002 and 2001


                                                                            2002                  2001
                                                                        ------------          ------------
Assets

Cash and Due from Banks                                                    5,751,547             5,252,689
Federal Funds Sold                                                        12,705,000            28,590,000
Short-Term Interest-Bearing Deposits                                       1,365,722                57,649
                                                                          ----------            ----------
   Total Cash and Cash Equivalents                                        19,822,269            33,900,338
                                                                          ----------            ----------
Investments - Held-To-Maturity
  (Estimated Market 2002 - $15,736,381 and 2001 - $9,636,374)             15,738,303             9,676,885
Investments - Available-for-Sale                                          62,028,662            63,780,481
Loans Held for Sale                                                        2,447,752             2,548,370

Loans and Leases Receivable                                              157,905,134           139,090,332
  Less: Allowance for Loan and Lease Loss                               (  1,563,320)         (  1,473,855)
                                                                         -----------           -----------
Loans and Leases Receivable, Net                                         156,341,814           137,616,477
                                                                         -----------           -----------

Accrued Interest Receivable, Net                                           1,502,448             1,364,280
Land, Buildings and Equipment at Cost Less
  Accumulated Depreciation of $1,673,027 in 2002
  and $1,260,895 in 2001                                                   5,760,767             5,319,180
Prepaid Expense and Accounts Receivable                                      200,598               119,647
FHLB Stock                                                                 2,263,100             2,161,700
Other Real Estate Owned and Repossessed Property                           1,321,575               452,988
Trust Preferred Placement Fee, Net                                           188,000               236,000
Deferred Tax Assets, Net                                                     416,903               709,103
                                                                         -----------           -----------

         Total Assets                                                    268,032,191           257,885,449
                                                                         ===========           ===========


Liabilities and Stockholders' Equity

Liabilities:

Interest-Free Deposits                                                    11,354,070            18,216,284
Interest-Bearing Deposits                                                187,485,817           181,920,790
Advances by Borrowers for Taxes and Insurance                                115,191                99,414
Accrued Interest on Deposits                                                 184,365               179,897
Accounts Payable and Accrued Expenses                                        838,163               420,784
Repurchase Agreements                                                      1,049,781                    --
FHLB Long-Term Advances                                                   36,238,709            30,240,995
Deferred Credits on REO                                                      144,338                21,448
                                                                         -----------           -----------

Total Liabilities                                                        237,410,434           231,099,612
                                                                         -----------           -----------

Guaranteed Preferred Beneficial Interest in
     Subordinated Debentures                                               8,000,000             8,000,000
                                                                         -----------           -----------

Stockholders' Equity:

Common Stock, $1.00 Par Value,
  Authorized: 10,000,000 Shares; Issued: 1,465,512 Shares
    at December 31, 2002 and at December 31, 2001                          1,465,512             1,465,512
Paid-In Capital                                                           14,251,461            14,251,461
Accumulated Other Comprehensive Income                                       252,107          (    368,029)
Retained Earnings                                                          7,711,127             4,526,987
Less: Employee Stock Ownership                                          (  1,058,450)         (  1,090,094)
                                                                         -----------           -----------

Total Stockholders' Equity                                                22,621,757            18,785,837
                                                                         -----------           -----------

         Total Liabilities and Stockholders' Equity                      268,032,191           257,885,449
                                                                         ===========           ===========

The accompanying notes are an integral part of the consolidated financial statements.
                                       25

State of Franklin Bancshares, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001, and 2000



                                                                     2002             2001              2000
                                                               ----------       ----------        ----------

Interest Income
Interest on Loans                                              11,240,780       11,466,414        10,951,017
Other Interest Income                                           4,973,991        4,184,974         2,869,360
                                                               ----------       ----------        ----------

         Total Interest Income                                 16,214,771       15,651,388        13,820,377
                                                               ----------       ----------        ----------

Interest Expense
Interest on Deposits                                            5,380,118        7,953,344         7,450,364
Other Interest Expense                                          2,177,742        1,396,049         1,160,101
                                                               ----------       ----------        ----------

         Total Interest Expense                                 7,557,860        9,349,393         8,610,465
                                                               ----------       ----------        ----------

Net Interest Income before Provision for Loan Losses            8,656,911        6,301,995         5,209,912
Provision for Loan Losses                                     (   578,979)     (   589,902)       (  302,609)
                                                               ----------       ----------         ---------

         Net Interest Income after Provision for Loan Losses    8,077,932        5,712,093         4,907,303
                                                               ----------       ----------         ---------

Other Income
Other Fees and Service Charges                                    461,736          426,630           380,476
Net Gain on Loans Sold                                            368,418          227,598            62,597
Realized Gain on Securities                                       259,772              --                 --
Real Estate Sales Commission Income                               175,704              --                 --
Insurance Commission Income                                        71,921           42,073            40,336
Rental Income, Net                                                 91,429           79,907            88,169
                                                               ----------       ----------         ---------

         Total Other Income                                     1,428,980          776,208           571,578
                                                               ----------       ----------         ---------

Other Expenses
Compensation and Related Benefits                               2,479,700        1,831,580         1,572,923
Occupancy Expenses                                                401,406          338,670           304,804
Furniture and Equipment Expenses                                  445,524          343,994           271,897
Advertising                                                       137,069           98,385           191,739
Data Processing Expense                                           520,068          431,070           369,392
Other                                                             866,792          823,670         1,523,904
                                                               ----------       ----------       -----------

         Total Other Expenses                                   5,562,341        3,949,175         3,441,071
                                                               ----------       ----------       -----------

Income before Income Taxes                                      3,944,571        2,539,126         2,037,810
Provision for Income Taxes                                    (   760,430)     (   581,715)     (    658,123)
                                                               ----------       ----------       -----------

Net Income                                                      3,184,141        1,957,411         1,379,687
                                                               ==========       ==========       ===========



Basic Earnings per Share                                            2.31             1.42              1.04
                                                                    ====             ====              ====

Diluted Earnings per Share                                          2.16             1.36              1.00
                                                                    ====             ====              ====

The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2002, 2001, and 2000

                                                           Accumulated
                                                             Other                Employee
                                     Common     Paid-In  Comprehensive  Retained  Stock-
                                     Stock      Capital      Income     Earnings  Ownership      Total
                                   ----------  --------  -------------  --------- ---------   ----------

Balance at December 31, 1999       1,301,519  12,243,730   (610,238)   1,189,889    (626,615) 13,498,285

Net Proceeds
  from Secondary Stock Offering      163,993   2,007,731         --           --          --   2,171,724
                                                                                              ----------
ESOP Shares Allocated                     --          --         --           --      74,986      74,986
                                                                                              ----------
Additional ESOP Shares Issued             --          --         --           --    (599,994)(   599,994)
                                                                                              ----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Gains
         Arising During the Period
           (Net of $360,563 Income Tax)   --          --    699,915           --          --     699,915

Net Income                                --          --         --    1,379,687          --   1,379,687
                                                                                               ---------

         Total Comprehensive Income       --          --         --           --          --   2,079,602
                                   ---------  ----------    -------    ---------   ---------  ----------
Balance at December 31, 2000       1,465,512  14,251,461     89,677    2,569,576  (1,151,623) 17,224,603
                                                                                              ----------
ESOP Shares Allocated                     --          --         --           --      61,529      61,529
                                                                                               ---------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Losses
         Arising During the Period
           (Net of $278,776 Income Tax)   --          --   (401,015)          --          -- (   401,015)
       Less: Reclassification Adjustment
           (Net of $34,746 Income Tax)    --          --   ( 56,691)          --          -- (    56,691)
                                                                                              ----------
                                                                                             (   457,706)

Net Income                                --          --         --    1,957,411          --   1,957,411
                                                                                              ----------

         Total Comprehensive Income       --          --         --           --          --   1,499,705
                                   ---------  ----------   ---------   ---------   ---------  ----------

Balance at December 31, 2001       1,465,512  14,251,461  ( 368,029)   4,526,987  (1,090,094) 18,785,837
                                                                                              ----------

ESOP Shares Allocated                     --          --         --           --      31,644      31,644
                                                                                              ----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Gains
         Arising During the Period
           (Net of $321,852 Income Tax)   --          --    527,249           --          --     527,249
       Less: Reclassification Adjustment
           (Net of $57,659 Income Tax)    --          --     92,886           --          --      92,886
                                                                                              ----------
                                                                                                 620,135

Net Income                                --          --         --    3,184,141          --   3,184,141
                                                                                              ----------

         Total Comprehensive Income       --          --         --           --          --   3,804,276
                                   ---------  ----------   --------    ---------   ---------  ----------

Balance at December 31, 2002       1,465,512  14,251,461    252,106    7,711,128  (1,058,450) 22,621,757
                                   =========  ==========   ========    =========   =========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001, and 2000


                                                                              2002              2001               2000
                                                                   ---------------    --------------     --------------
Cash Flows from Operating Activities
  Net Income                                                             3,184,141          1,957,411         1,379,686
  Items Not Affecting Cash and Cash Equivalents:
  Depreciation                                                             520,473            379,945           275,989
  (Increase) Decrease in Accrued Interest                             (    138,168)           178,163      (    271,004)
  Deferred Tax Assets                                                 (    104,430)      (    169,678            74,874)
  Provisions for Loan Losses                                               578,979            589,902           302,609
  (Increase) Decrease in Prepaid Expenses
    and Accounts Receivable                                           (     80,951)      (     42,268)              528
  Increase (Decrease) in Interest Payable                                    4,468       (      8,511)           92,674
  Increase (Decrease) in Accounts Payable
    and Accrued Expenses                                                   417,379            124,396      (    192,242)
  Increase in Deferred Loan Fees, Net                                      105,497             20,323            48,072
  Realized (Gain) on Securities                                       (    259,772)                --                --
  Discount Accretion                                                  (    420,654)      (    487,399)           62,403)
  Earned ESOP Shares                                                        31,644            105,528            74,986
  FHLB Stock Dividends                                                (    101,400)      (    137,200)     (    106,800)
  (Increase) Decrease in Loans Available-For-Sale                          100,618          2,283,448)          188,640
                                                                        ----------          ----------       ----------

       Net Cash Provided  by Operating Activities                        3,837,824            227,164         1,655,861
                                                                        ----------          ----------       ----------


Cash Flows from Investing Activities
  Purchase of Held-to-Maturity Investments                            ( 21,376,120)      (  9,676,728)               --
  Purchase of Available-for-Sale Investments                          ( 13,475,457)      ( 42,792,458)     ( 17,658,492)
  Proceeds from Maturities of Held-to-Maturity Investments               8,835,000         14,000,000                --
  Proceeds from Sale of Available-for-Sale Investments                     655,517                 --           504,171
  Proceeds from Maturities of Available-for-Sale Investments            12,484,105         17,490,740         1,002,305
  Principal Payments on Mortgage-Backed Securities
    Available-for-Sale                                                  10,244,598                 --                --
  (Increase) in Loans Receivable, Net                                 ( 20,107,511)      (  3,582,986)     ( 21,813,918)
  Purchases of Premises and Equipment                                 (    942,110)      (    303,191)     (  1,613,680)
  Purchase of FHLB Stock                                                        --       (    500,000)               --
                                                                       -----------         -----------       ----------

       Net Cash Used by Investing Activities                          ( 23,681,978)      ( 25,364,623)     ( 39,579,614)
                                                                       ------------       -----------        ----------

                                 (continued...)


State of Franklin Bancshares, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001, and 2000

                                                                         2002               2001               2000
                                                                     -----------          ----------        -----------

Cash Flows from Financing Activities
  Net Increase (Decrease) in Deposits                                 (1,297,187)         38,054,684         29,844,764
  Net Increase (Decrease) in Advances by Borrowers
   for Taxes and Insurance                                                15,777         (     7,821)      (     10,137)
  Net Increase in Repurchase Agreements                                1,049,781                  --                 --
  Issuance of Common Stock, Net                                               --                  --          2,171,724
  ESOP Shares Purchased                                                       --                  --       (    599,994)
  Net proceeds from the issuance of guaranteed preferred
   beneficial interests in subordinated debentures                           --            7,760,000                 --
  Proceeds from FHLB Advances                                          6,013,060          21,995,733         10,813,972
  Repayment of FHLB Advances                                          (   15,346)        (15,661,417)                --
  Repayment of Debt                                                           --         (   571,637)      (     54,978)
                                                                     -----------          ----------         ----------

       Net Cash Provided by Financing Activities                       5,766,085          51,569,542         42,165,351
                                                                     -----------          ----------         ----------

       Net Increase (Decrease) in Cash and Cash Equivalents          (14,078,069)         26,432,083          4,241,598

Cash and Cash Equivalents at Beginning of Period                      33,900,338           7,468,255          3,226,657
                                                                     -----------          ----------         ----------

       Cash and Cash Equivalents at End of Period                     19,822,269          33,900,338          7,468,255
                                                                     ===========          ==========         ==========


Supplemental Schedule of Noncash Investing and Financing Activities:

Increase (Decrease) in Unrealized Gain on Securities
   Available-For-Sale, Net of Deferred Tax Liability                     620,136         (   504,400)      (    699,916)
                                                                     ===========          ==========        ============
Acquisition of Real Estate Property through
   Foreclosure of Related Loans                                        1,321,575             449,988                 --
                                                                     ===========          ==========        ============
Origination of Mortgage Loans to Finance
   the Sale of Foreclosed Real Estate                                  1,191,348                  --                 --
                                                                     ===========          ==========        ============

Supplemental Disclosures of Cash Flow Information:

   Cash Paid During the Period for:

     Taxes                                                             1,369,167             714,077          1,162,389
                                                                     ===========        ============        ===========

     Interest                                                          7,553,392           9,357,904          8,517,791
                                                                     ===========        ============        ===========


The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 1    Summary of Significant Accounting Policies
------
          Incorporation and Operations

          State of Franklin Bancshares, Inc. (Company) was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of State of Franklin Savings Bank (Savings Bank). The stockholders of the Savings Bank exchanged their shares for the shares of the Company, whereby the Savings Bank became a wholly owned subsidiary of the Company. State of Franklin Leasing Corporation (Leasing Corp.) was incorporated under the laws of the State of Tennessee for the purpose of lease financing. In early 2002, State of Franklin Real Estate, Inc. (Real Estate Company) was incorporated for the purpose of selling real estate. The Real Estate Company and John Sevier Title Services, Inc. are wholly owned subsidiaries of the Savings Bank. The Leasing Corp is a wholly owned subsidiary of the Company.

          The Savings Bank, headquartered in Johnson City, Tennessee, was incorporated on February 15, 1996, and was the first Tennessee Chartered Stock Savings Bank under the Savings Bank Chartering Act of 1991 (Savings Bank Act). The Savings Bank's application to the Federal Deposit Insurance Corporation (FDIC) to obtain federal deposit insurance for the Savings Bank's deposit accounts under the Bank Insurance Fund (BIF) was approved on February 9, 1996. The Tennessee Department of Financial Institutions (Department) approved the Savings Bank's registration on February 15, 1996.

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

          On December 18, 2001, State of Franklin Bancshares, Inc. issued debentures to State of Franklin Statutory Trust I (the "Trust"), a business trust subsidiary of the Company. The Trust purchased the debentures with the proceeds from the sale of trust preferred securities issued by the Trust in a private placement. The Company guaranteed the preferred securities. The documents governing these securities, including the Indenture under which the debentures were issued, restrict the Company's right to pay a dividend on its common stock under certain circumstances, prohibits the issue of any class of common or preferred stock senior to the debentures during their term, and give the holders of the preferred securities preference on liquidation over the holders of the Company's common stock. Specifically, the Company may not declare or pay a cash dividend on its common stock if (a) an event of default has occurred as defined in the Indenture, (b) the Company is in default under its Guarantee, or
          (c) the Company has exercised its right under the debentures and the preferred securities to extend the interest payment period. In addition, if any of these conditions have occurred and until they are cured, the Company is restricted from redeeming or purchasing any shares of its common stock except under very limited circumstances. The Company's net consolidated principal obligation under the debentures, the preferred securities, and the Guarantee is $8,000,000. The securities are redeemable at par after December 2006.

          The Savings Bank's primary market area is Washington and Sullivan Counties and their immediate vicinity in Tennessee. The Savings Bank has three branches in Johnson City, Tennessee, and two branches in Kingsport, Tennessee.

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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 1    Continued
------

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

          Cash and Cash Equivalents

          Cash and highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents for the purposes of the consolidated statements of cash flows. Cash and cash equivalents consist primarily of cash and due from banks and federal funds sold. Cash and cash equivalent balances maintained at correspondent institutions are monitored by management to minimize the risk associated with a concentration of funds at a single institution. Risks associated with concentration of funds are regulated under Regulation F governing interbank liabilities. In addition, the bank maintains an internal policy limiting the risk. Compliance with the policy is monitored monthly by management and reported quarterly to the Board of Directors.

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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 1   Continued
------

          Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would have resulted in write-downs of the individual securities to their fair value. No write-downs have been included in earnings as realized losses.

          Federal Home Loan Bank Stock

          Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is recalculated annually and based on a predetermined formula. FHLB stock is carried at cost on the consolidated statements of financial condition. At December 31, 2002, the bank owned $2,263,100 in FHLB stock and the minimum required investment was $2,024,500.

          Foreclosed Real Estate

          Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the institution has taken physical possession, regardless of whether formal foreclosure proceedings have taken place. At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate. Required development costs associated with foreclosed property under construction are capitalized and included in determining the estimated net realized value of the property, which is reviewed periodically, and any write-downs are charged against current earnings as market adjustments.

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

          Reclassifications

          In instances where required, amounts reported in prior years' financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the December 31, 2002 consolidated financial statements.

Note 2    Land, Buildings and Equipment
          -----------------------------

Fixed assets at December 31, 2002, 2001 and 2000 are summarized as follows:


                                                                  2002                 2001                 2000
                                                              ---------            ---------             ---------


         Land                                                 1,580,000            1,450,000             1,450,000
         Buildings and Leasehold Improvements                 3,457,883            3,040,756             2,941,388
         Furniture, Fixtures and Equipment                    2,395,911            2,091,976             1,888,152
                                                              ---------            ---------             ---------
                                                              7,433,794            6,582,732             6,279,540
         Less: Accumulated Depreciation                       1,673,027            1,263,552               883,607
                                                              ---------            ---------            ----------

                                                              5,760,767            5,319,180             5,395,933
                                                              =========            =========             =========

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 3    Loans and Leases Receivable
------

Loans and leases receivable at December 31, 2002, 2001 and 2000 consist of the following:

                                                                              2002            2001              2000
                                                                         -----------      -----------       -----------

              First Mortgage Loans                                        57,183,220       54,554,665        54,716,151
              Construction Loans                                          29,225,436       20,163,050        24,454,126
              Consumer Loans                                              13,679,529       12,536,061        10,204,760
              Participation Loans, Net                                       481,399          503,354           533,676
              Commercial Loans                                            66,392,958       56,028,216        50,931,829
              Credit Line Advances                                           519,020          710,137           392,295
              Direct Finance Leases                                        1,459,185        1,342,242         1,461,095
                                                                         -----------      -----------       -----------
                Gross Loans and Leases Receivable                        168,940,747      145,837,725       142,693,932
                                                                         -----------      -----------       -----------
              Less:
                Undisbursed Portion of Loans in Process               (   10,789,166)  (    6,606,444)   (    6,418,089)
                Net Deferred Loan Origination Fees                    (      246,447)  (      140,949)   (      120,626)
                Accumulated General Loan and Lease Loss Allowance     (    1,563,320)  (    1,473,855)   (    1,062,511)
                                                                       -------------    -------------     -------------
                                                                      (   12,598,933)  (    8,221,248)   (    7,601,226)
                                                                        ------------    -------------     -------------
              Loans and Leases Receivable - Net                          156,341,814      137,616,477       135,092,706
                                                                         ===========      ===========       ===========

An analysis of the allowance for loan and lease losses is as follows:

                                                                            2002            2001              2000
                                                                      --------------   --------------   --------------
                Balance - Beginning of Period                              1,473,855        1,062,511           810,303
                Provision for Losses                                         578,979          589,902           302,609
                Actual Loan and Lease Losses                         (       489,514) (       178,558)  (        50,401)
                                                                      --------------   --------------   ---------------
                Balance - End of Period                                    1,563,320        1,473,855         1,062,511
                                                                       =============    =============     =============

The gross amount of participation loans serviced by State of Franklin Savings Bank was $962,371 at December 31, 2002, $1,006,596 at December 31, 2001, and
$1,067,240 for year ending December 31, 2000.

At December 31, 2002 the Company had non-accrual loans totaling $1,104,000 which included $112,000 in impaired loans. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual agreement. The Company had no loans or leases 90 days or more past due and still accruing and no restructured loans at December 31, 2002.

Note 4   Supervision and Regulation
------
          General

          As a Tennessee-chartered federally insured savings bank, the Savings Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Savings Bank is regularly examined by the FDIC and the Department and files periodic reports concerning its activities and financial condition with its regulators. The Savings Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of the State of Tennessee, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 4    Continued
------

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

          Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Risk-Based and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Savings Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 2002, the most recent notification from the FDIC categorized the Savings Bank as well-capitalized under the regulatory framework for prompt corrective action. The "prompt corrective action" regulations established five categories of depository institutions:
          (1) well-capitalized, (2) adequately capitalized, (3) under-capitalized, (4) significantly under-capitalized, and (5) critically under-capitalized. Each category relates to the level of capital for the depository institution. A "well-capitalized" institution meets the minimum level required by regulation (i.e., total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater). To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

          The capital levels of the Company as of December 31, 2002 include adjustment for the subordinated debentures issued in December of 2001, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of December 31, 2002, approximately $7,400,000 of the $8,000,000 of the debentures were included as Tier 1 capital of the Company with the remaining $600,000 included as Tier 2 capital, component of total risk-based capital.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 4    Continued
------

The capital ratios for State of Franklin Savings Bank are as follows:

                                                                                           For Capital
                                                                                        Adequacy Purposes
                                                                                         And To Be Well
                                                                                       Capitalized Under
                                                                                       Prompt Corrective
                                                                    Actual              Action Provisions
         In Thousands                                        -------------------       --------------------
         ------------                                         Amount      Ratio        Amount         Ratio
                                                             --------     ------       --------      ------
         As of December 31, 2002:

            Total Risk-Based Capital (to Risk-Weighted Assets) 21,928       11.49%      >19,085       10.0%
                                                                                        -
            Tier 1 Capital (to Risk-Weighted Assets)           20,441       10.71%      >11,451        6.0%
                                                                                        -
            Tier 1 Capital (to Adjusted Total Assets)          20,441        7.74%      >13,213        5.0%
                                                                                        -

         As of December 31, 2001:

            Total Risk-Based Capital (to Risk-Weighted Assets) 18,680       11.25%      >16,602       10.0%
                                                                                        -
            Tier 1 Capital (to Risk-Weighted Assets)           17,244       10.39%      > 9,961        6.0%
                                                                                        -
            Tier 1 Capital (to Adjusted Total Assets)          17,244        7.44%      >11,588        5.0%
                                                                                        -

The capital ratios for State of Franklin  Bancshares,  Inc. are as follows:

                                                                                         Adequacy Purposes
                                                                                           And To Be Well
                                                                                         Capitalized Under
                                                                                         Prompt Corrective
                                                                     Actual              Action Provisions
                                                              ------------------      ---------------------
               In Thousands                                   Amount      Ratio       Amount         Ratio
               ------------                                   --------    ------      --------      -------

          As of December 31, 2002:

             Total Risk-Based Capital (to Risk-Weighted Assets) 31,594       16.51%     >19,136       10.0%
                                                                                        -
             Tier 1 Capital (to Risk-Weighted Assets)           29,437       15.38%     >11,482        6.0%
                                                                                        -
             Tier 1 Capital (to Adjusted Total Assets)          29,437       11.08%     >13,283        5.0%
                                                                                        -


          As of December 31, 2001:

             Total Risk-Based Capital (to Risk-Weighted Assets) 28,392       17.03%     >16,671       10.0%
                                                                                        -
             Tier 1 Capital (to Risk-Weighted Assets)           25,224       15.13%     >10,003        6.0%
                                                                                        -
             Tier 1 Capital (to Adjusted Total Assets)          25,224       10.80%     >11,675        5.0%
                                                                                        -

Note 5    Employee and Director Benefit Plans
------    -----------------------------------

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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 5    Continued
------    ---------

          In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at December 31, 2002 was $919,450. In November 2001, the Company granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term. Interest is paid monthly with principal payments made as funds are available. At December 31, 2002, the outstanding balance advanced on the line of credit was $139,000.

          Shares owned by the ESOP at December 31, 2002 totaled 167,848. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:

                                                             December 31,
                                                       2002               2001
                                                 ------------        -----------
          Number of Shares
              Released and Allocated                  62,665              43,654
              Suspense                                86,003              88,814
          Fair Value
              Released and Allocated               1,127,970             707,195
              Suspense                             1,548,054           1,438,787

          The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's contribution to the ESOP are as follows:


                                                             December 31,
                                                      2002                2001
                                                   ---------           ---------
          Compensation Expense                       330,000             264,000
          Contributions                              330,000             264,000

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

          Stock Option Plans

          On December 21, 1996, the Board of Directors approved a stock option plan for outside directors and management. The plan provided for issuance of State of Franklin common stock at a price equal to its fair market value at the date of the grant. A total of 91,500 shares, 15% of the original stock offering, were initially granted under this plan. The exercise price of the options was set at $10 per share. The options began vesting over a five year period beginning in 1997 and 1998. The vested portion of the options can be exercised at any time. There is no termination date on the options, but in the event of death, the estate must exercise the options within twelve months. If the individual leaves the service of the Company, the options must be exercised within three months, although this requirement may be waived by the board. If the Company is sold or merged, the options become 100% vested.

          Additional stock options for 75,192 shares at an $11 exercise price, 60,546 shares at a $13.50 exercise price, and 2,500 shares at a $16.20 exercise price were granted to directors and management under the plan during 1998, 2000, and 2001, respectively. During 2002, options for 27,982 shares with an exercise price of $16.20 and 14,237 shares with an exercise price of $18.00 were granted. 7,000 of these shares granted in 2002 to outside directors were fully vested when issued. The other terms of these additional options are the same as the terms of the original options.

          Under the plan 34,000 additional stock options were granted to management and employees on October 15, 1999 at an exercise price of $13.50. These options vest over five years and expire after ten years. There are significant restrictions imposed based on continued employment.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 5   Continued
------   ---------

                                                          Awarded  And                      Weighted Average
                                                          Unexercised           Vested      Exercise Price
                                                            Options             Options        Per Share
                                                          ------------         --------     ----------------
December 31, 2001
Options Granted-Outside Directors       January 1, 2001         73,514           49,707           $11.46
                                            During 2001          2,500               --           $16.20
Options Granted-Management/Employees    January 1, 2001        182,166          109,910           $11.64
                                            During 2001             --               --
                                                               -------          -------
    Total Options Outstanding           December 31, 2001      258,180          159,617           $11.63
                                                               =======          =======
December 31, 2002
Options Granted - Outside Directors     January 1, 2002         76,014           59,918            $11.62
                                            During 2002          7,000            7,000            $16.20
Options Granted - Management/Employees  January 1, 2002        182,166          146,344            $11.64
                                            During 2002         35,219               --            $16.93
                                                               -------          -------
     Total Options Outstanding          December 31, 2002      300,399          213,262            $12.36
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

Note 6    Deposits
------

          Savings deposit balances are summarized as follows:

                                                           December 31, 2002                           December 31, 2001
                                                  ------------------------------           ------------------------------
                                                  Average                                   Average
                                                  Rate       Amount      Percent            Rate        Amount    Percent
                                                  ----     ----------   --------            ----    ----------      -----
              Passbook                            2.04     63,942,676      32.16            2.60    41,603,020      20.79
              Interest-Free Checking               --      11,354,070       5.71             --     18,216,284       9.10
              NOW                                 1.50     13,425,042       6.75            2.00     8,512,548       4.26
              Money Market Deposit                1.71     35,372,704      17.79            2.21    46,020,212      22.99
                                                         ------------    -------                   -----------     ------
                                                          124,094,492      62.41                   114,352,064      57.14
                                                          -----------    -------                   -----------     ------
              Fixed Term Certificate Accounts
                Balances $100,000 or Greater      3.31     19,388,917       9.75            4.45    22,237,766      11.11
                Balances Less than $100,000       3.08     55,356,478      27.84            4.32    63,547,244      31.75
                                                          -----------    -------                   -----------     ------
                                                           74,745,395      37.59                    85,785,010      42.86
                                                          -----------    -------                   -----------     ------
                                                          198,839,887     100.00                   200,137,074     100.00
                                                          ===========     ======                   ===========     ======

The contractual maturity of certificate accounts at December 31, 2002 and 2001, is as follows:

    Year Ending December 31, 2002            Year Ending December 31, 2001
    -----------------------------            -----------------------------
     2003             49,359,359               2002            77,330,432
     2004             11,390,081               2003             5,968,854
     2005             11,253,040               2004             1,323,611
     2006                737,993               2005             1,162,113
     2007 and After    2,004,922               2006 and After          --
                      ----------                                ---------
                      74,745,395                               85,785,010
                      ==========                               ==========

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 7   Accrued Interest Receivable, Net
------   --------------------------------

                                                                                   2002                 2001
                                                                               ---------             ---------
         Loans (net of allowance for uncollected interest)                       747,126               736,968
         Investment Securities                                                   746,774               627,238
         Cash and Due from Banks                                                   8,548                    74
                                                                               ---------             ---------
                                                                               1,502,448             1,364,280
                                                                               =========             =========
Note 8   Federal Home Loan Bank Advances
------   -------------------------------
         Advances  from FHLB are  summarized  as follows for the periods  ended
         December 31, 2002 and 2001:
         Contractual Maturity                                                     2002                  2001
         --------------------                                                  ---------             ---------
         Convertible Fixed Rate (Within 10 Years)                             35,000,000            30,000,000
         Matched-Funding (30-Year Amortizing)                                  1,238,709               240,995
          Weighted Average Rate                                                     4.85%                 4.95%

          The convertible fixed rate advances have an original maturity of 10 years with an option held by FHLB to convert to a variable rate tied to 3-month LIBOR beginning 1 to 3 years from the original issue date. If converted to a variable rate the bank maintains the option to pay off the advance or continue at the variable rate over the original contractual maturity of the advance.

          The Savings Bank pledges as collateral for these borrowings selected qualifying mortgage loans (as defined) under an agreement with the FHLB. Loans pledged at December 31, 2002 and 2001 were approximately $54,360,000 and $45,370,000, respectively.

Note  9  Other Noninterest Expense
-------  -------------------------

          Other noninterest expense amounts are summarized as follows for the periods ended December 31, 2002, 2001 and 2000:

                                                                                2002            2001            2000
                                                                             ---------        -------         -------

          Other Noninterest Expense:
               Insurance Expense                                               104,086         49,342          56,591
                    Professional Expenses and Supervisory Examinations         311,660        134,063         141,214
               Office Supplies and Postage                                     139,011        127,699         136,832
               Telephone                                                       157,747         87,853          89,058
               Director Fees                                                   126,686         86,150          67,200
               Other                                                           684,714        381,685         332,775
                                                                             ---------        -------         -------
                                                                             1,523,904        866,792         823,670
                                                                             =========        =======         =======

Note 10   Related Party Transactions
-------  ---------------------------

          The Savings Bank has granted loans to its executive officers and directors. Management believes that such loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Loan balances to executive officers and directors at December 31, 2002, 2001 and 2000 were as follows:

                                                                                2002           2001              2000
                                                                           -----------     ----------       ----------
             Loan Balances at the Beginning of the Period                    1,743,756      1,788,928       2,702,537
             New Loans                                                         901,497      1,278,794         898,963
             Repayments                                                    (   263,861)    (1,323,966)     (1,812,572)
                                                                            ----------      ---------       ---------
             Loan Balances at the End of the Period                          2,381,392      1,743,756       1,788,928
                                                                             =========      =========       =========


          Executive officers and directors have lines of credit that have not been used in the amount of $498,636, $613,240, and $781,127 at December 31, 2002, 2001, and 2000, respectively.

          Two individuals, one a director and the other an officer and director, are also partners in a partnership in which the following significant transaction occurred:

               The Savings Bank leases the Browns Mill Office in Johnson City from the partnership. The monthly lease payments were $2,932 from September 1, 1999 through February 28, 2003. Effective March 1, 2003 the Bank entered into a new three-year lease with the partnership. The monthly lease payments will be $3,372 with an option to renew for an additional three years at 3,878 per month.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 11   Investment Securities
-------   ---------------------

          The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at December 31, 2002 and 2001, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

          December 31, 2002:                                                        Gross            Gross      Estimated
          -----------------                                       Amortized       Unrealized       Unrealized     Market
                                                                     Cost            Gains           Losses       Value
                                                                  ---------       ----------       ----------   ----------
          Available-for-Sale:
                United States Government Agency Securities Maturing:
                   After one year but within five years             910,567          3,785              --        914,352
                   After ten years but within fifteen years       2,041,062         30,486          41,357      2,030,191
                   After fifteen years but within twenty years    2,150,849             --          32,429      2,118,420
                   After twenty years                               812,902          2,128              --        815,030

                U S Agency Collateralized Mortgage Obligations:
                   After five years but within ten years            492,329         26,866              --        519,195

                Municipal Securities Maturing:
                   Within one year                                  125,000            756              --        125,756
                   After one year but within five years             550,000         35,414              --        585,414
                   After five years but within ten years          3,628,939        139,211           3,654      3,764,496
                   After ten years but within fifteen years      10,833,870        350,387             932     11,183,325
                   After fifteen years but within twenty years    4,028,838        137,481          15,240      4,151,079
                   After twenty years                             2,163,297          7,044          38,151      2,132,190

                Corporate Securities Maturing:
                   After one year but within five years           1,406,115         24,812              --      1,430,927
                   After five years but within ten years          4,447,251          8,700          23,886      4,432,065
                   After ten years but within fifteen years       2,100,000             --          93,706      2,006,294
                   After twenty years                             1,733,311         41,197              --      1,774,508

                Equity Securities (Preferred Stock in
                   U S Government Agencies):
                   Callable within one year                      17,935,131         29,869         623,000     17,342,000
                   Callable after 1 year but within five years    4,430,582        284,548              --      4,715,130
                   Callable after five years but within ten years 1,000,000         80,000              --      1,080,000

                Other
                   After twenty years                               830,084         78,206              --        908,290
                                                                 ----------      ---------         -------     ----------

                          Total Available-for-Sale               61,620,127      1,280,890         872,355     62,028,662
                                                                 ==========      =========         =======     ==========

             Held-to-Maturity:

                United States Government Agency Securities Maturing:
                   After five years but within ten years          1,017,058          1,672              --      1,018,730
                   After ten years but within fifteen years       2,503,325         15,729              --      2,519,054
                   After twenty years                             1,840,956         30,983              --      1,871,939

                U S Agency Collateralized Mortgage Obligations:
                   After five years but within ten years          1,120,476         16,282              --      1,136,758
                   After ten years but within fifteen years       2,940,106         28,906           7,873      2,961,139
                   After twenty years                             1,610,561         14,798           3,177      1,622,182

                Corporate Securities Maturing:
                   After one year but within five years           1,038,776         47,726              --      1,086,502
                   After five years but within ten years            500,490             --          19,460        481,030
                   After twenty years                             3,166,555             --         203,275      2,963,280
                                                                 ----------      ---------         -------     ----------

                          Total Held-to-Maturity                 15,738,303        156,096         233,785     15,660,614
                                                                 ==========      =========         =======     ==========

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 11   Continued
-------   ---------



         December 31, 2001:                                                         Gross           Gross      Estimated
         -----------------                                        Amortized      Unrealized      Unrealized     Market
                                                                      Cost          Gains           Losses       Value
                                                                  ---------        -------       ---------     ----------

             Available-for-Sale:

                United States Government Agency Securities Maturing:
                   After five years but within ten years          6,887,788        182,113              --      7,069,901
                   After ten years but within fifteen years       1,229,796             --          26,021      1,203,775
                   After fifteen years but within twenty years    3,369,059        163,867         104,876      3,428,050
                   After twenty years                             1,083,563             --          51,443      1,032,120

                U S Agency Collateralized Mortgage Obligations:
                   After five years but within ten years            290,460             --              --        290,460

                 Municipal Securities Maturing:
                   Within one year                                  120,000            557              --        120,557
                   After one year but within five years             530,000         15,421              --        545,421
                   After five years but within ten years          2,109,345         21,290          35,783      2,094,852
                   After ten years but within fifteen years      10,888,272         14,161         287,117     10,615,316
                   After fifteen years but within twenty years    5,089,607             --         226,247      4,863,360
                   After twenty years                             1,507,983             --          59,685      1,448,298

                Equity Securities (Preferred Stock in
                   U S Government Agencies):
                   Callable after 1 year but within five years   17,000,000         62,610          77,028     16,985,582
                   Callable after five years but within ten years 5,933,450         28,000          67,201      5,894,249

                Other
                   Within one year                                  673,487             --              --        673,487
                   After five years but within ten years          3,000,000             --          87,733      2,912,267
                   After ten years but within fifteen years       2,100,000             --         110,284      1,989,716
                   After twenty years                             2,558,474         75,311          20,714      2,613,071
                                                                 ----------        -------       ---------     ----------

                          Total Available-for-Sale               64,371,284        563,330       1,154,132     63,780,482
                                                                 ==========        =======       =========     ==========


             Held-to-Maturity:

                United States Government Agency Securities Maturing:
                   After five years but within ten years            834,541             --           1,266        833,275
                   After ten years but within fifteen years       4,490,647             --          39,244      4,451,403

                U S Agency Collateralized Mortgage Obligations:
                   After one year but within five years           1,962,981             --              --      1,962,981
                   After five years but within ten years          2,388,716             --              --      2,388,716
                                                                 ----------        -------       ---------     ----------

                          Total Held-to-Maturity                  9,676,885             --          40,510      9,636,375
                                                                 ==========        =======       =========     ==========


          Gross realized gains from calls on investment securities available-for-sale for the periods ended December 31, 2002, 2001, and 2000 were $8,923,573, $0, and $0, respectively, resulting in gross gains of $259,772, $0, and $0, respectively. Gross realized gains from calls on held-to-maturity securities for the periods ended December 31, 2002, 2001, and 2000 were $2,041,000, $0, and $0, respectively, resulting in gross gains of $3,465, $0, and $0, respectively.

          Securities sold under agreement to repurchase are offered to cash management customers as an automated, collateralized investment account. Under these transactions, securities are delivered to the counterparty's custody account. Securities held in custody accounts at December 31, 2002 totaled $2,503,325. No securities were held in custody accounts for the periods ending December 31, 2001 and 2000.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 12   Commitments
-------   -----------

          In the normal course of business, State of Franklin Savings Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Savings Bank are as follows:

                                                   December 31, 2002                            December 31, 2001
                                       --------------------------------------     ----------------------------------------
                                           Fixed        Variable                      Fixed       Variable
                                            Rate          Rate         Total           Rate         Rate           Total
                                       ---------     -----------  -----------     ----------    -----------    -----------

         Mortgage Loans to Originate          --        853,715       853,715             --      4,147,789      4,147,789
         Construction Loans                   --     10,632,480    10,632,480          9,000      6,590,750      6,599,750
         Unsecured Lines of Credit            --        378,544       378,544             --        415,255        415,255
         Overdraft Protection Accounts   454,330             --       454,330        400,928             --        400,928
         Home Equity Lines of Credit          --      4,844,727     4,844,727             --      2,707,566      2,707,566
         Commercial Loans                715,143      4,642,537     5,357,680             --      6,782,053      6,782,053
                                       ---------     ----------    ----------        -------     ----------     ----------

                                       1,169,473     21,352,003    22,521,476        409,928     20,643,413     21,053,341
                                       =========     ==========    ==========        =======     ==========     ==========


          Commitments under standby letters of credit totaled approximately $919,182 and $75,000 December 31, 2002 and 2001, respectively. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

          At December 31, 2002, the Savings Bank had an unused line of credit for funds purchases and daylight overdrafts with one bank. The line totals $2,000,000 and has a variable interest rate based on the lending bank's daily federal funds rate. The Savings Bank also has available lines of credit with the Federal Home Loan Bank in the amount of $60,000,000.

          The Savings Bank is engaged in the sale of mortgage loans on the secondary market. These loans are sold outright and are not serviced by the Savings Bank. Loans originated for sale are under contract from the time the loans are closed and are held at cost on the general ledger. The Bank turns these loans within a one to two week period. The gain on the sale of these mortgage loans is as follows:

                                                                      2002               2001              2000
                                                                   ----------        ----------        ---------
               Selling Price                                       27,651,336        18,333,321        7,359,346
               Less: Carrying Value                                27,141,803        17,985,843        7,244,050
                         Loan Cost                                    141,115           119,880           52,699
                                                                   ----------        ----------        ---------

               Net Gain on Loans Sold                                 368,418           227,598           62,597
                                                                   ==========        ==========        =========

          At December 31, 2002, 2001, and 2000, the Savings Bank had mortgage loans committed to be sold totaling $2,447,752, $2,548,370, and $264,922, respectively. Commitments to originate loans to be sold on the secondary market were $8,397,051, $1,968,281, and $486,384 at
          December 31, 2002, 2001, and 2000, respectively.

          The Savings Bank leases office space at the Browns Mill Road, Johnson City, branch location under an operating lease which is scheduled to expire on February 28, 2006 with an option to renew and extend for another three years. State of Franklin Real Estate leases office space at State of Franklin Road, Johnson City, which extends through February 28, 2005. The Savings Bank has two automobile leases that expire on April 4, 2003 and July 8, 2003. The Savings Bank also leases storage space at the Browns Mill Road, Johnson City, branch location under a month-to-month operating lease. Management expects as operating leases expire in the normal course of business, they will be renewed or replaced by leases on other properties at current market rental rates at the time of renewal.

          Approximate minimum future rentals to be paid under the cancelable and noncancelable leases for five years subsequent to December 31, 2002 are as follows:

                                             Noncancelable          Cancelable
          Years Ended                           Leases-               Leases-
          December 31,                      Building & Auto         Building
          ------------                      ---------------         ----------
             2003                                88,342               1,680
             2004                                80,080               1,680
             2005                                47,067               1,680
             2006                                 6,744               1,680
             2007                                     0               1,680
                                                -------               -----
   Total Minimum Future Rentals                 222,233               8,400
                                                =======               =====

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 13  Guaranteed Preferred Beneficial Interest in Subordinated Debentures
-------  -------------------------------------------------------------------

     On December 18, 2001, State of Franklin Bancshares, Inc. issued $8,248,000 of junior subordinated debentures to State of Franklin Trust I (the "Trust"), a Connecticut business trust wholly owned by the Company. The Trust (a) sold $8,000,000 of Capital Securities through its underwriters to institutional investors and upstreamed the proceeds to the Company and (b) issued $248,000 of Common Securities to the Company. Both of these Securities have the same terms and conditions as the junior subordinated debentures. The sole asset of the Trust is the $8,248,000 of junior subordinated debentures issued by State of Franklin Bancshares. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of the Trust's obligations with respect to the Capital Securities. These capital securities are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interest in Subordinated Debentures" and qualify as Tier 1 capital, subject to certain limitations as discussed in Note 4. The securities are redeemable at par after December 2006 and have a final maturity in December 2031. The interest is payable quarterly at a floating rate equal to 3-month LIBOR plus 3.6%. There is a five-year rate cap of 12.5%. The interest distributions are payable on March 18, June 18, September 18, and December
     18. The first distribution was paid on March 18, 2002. A $240,000 placement cost associated with the Capital Securities will be amortized over five years using the level yield method. The Capital Securities will be used to support the Company's current capital position allowing for future growth.

Note 14  Fair Value of Financial Instruments
-------  -----------------------------------

     The fair value of  financial  instruments  is disclosed to comply with SFAS
     No. 107, Disclosure about Fair Value of Financial Instruments. The following tables present estimates of fair value for the Savings Bank's financial instruments at December 31, 2002 and 2001:

                                                                                        Carrying            Fair
                                                                                         Amount             Value
     December 31, 2002:                                                               ----------        ------------
     -----------------
         Financial Assets:
              Cash and Cash Equivalents                                              19,887,689          19,887,689
              Investment Securities                                                  77,766,965          77,689,276
              Loans                                                                 160,352,886         160,766,407
              Accrued Interest Receivable                                             1,502,448           1,502,448

         Financial Liabilities:
              Deposits                                                              198,839,887         199,093,130
              Advance Payments by Borrowers for Taxes and Insurance (Escrows)           115,191             115,191
              Accrued Interest on Deposits                                              184,365             184,365
              FHLB Advances                                                          36,238,709          37,386,934
              Preferred Beneficial Interest in Subordinated Debentures                8,000,000           8,000,000

      December 31, 2001:
      -----------------

         Financial Assets:
              Cash and Cash Equivalents                                              33,900,338          33,900,338
              Investment Securities                                                  72,567,046          71,860,422
              Loans                                                                 141,638,702         143,527,223
              Accrued Interest Receivable                                             1,364,280           1,364,280

         Financial Liabilities:
              Deposits                                                              200,137,074         200,779,922
              Advance Payments by Borrowers for Taxes and Insurance (Escrows)            99,414              99,414
              Accrued Interest on Deposits                                              179,897             179,897
              FHLB Advances                                                          30,240,995          30,884,560
              Preferred Beneficial Interest in Subordinated Debentures                8,000,000           8,000,000


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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 14   Continued
-------   ---------

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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 15  Federal Income Tax
-------  ------------------

         A reconciliation between the effective income tax expense or benefit and the amount computed by multiplying the projected statutory federal income tax rate for the period ended December 31, 2002, 2001 and 2000 is as follows:

                                                                          2002             2001               2000
                                                                     ------------       ---------         ----------
         Computed "Expected" Federal Tax                               1,287,474          822,759           663,626
         Effect of State Taxes                                           104,203           78,703            56,740
         Tax Exempt Interest                                        (    290,720)      (  143,941)        (   6,760)
         FHLMC  Dividends                                           (    283,036)      (  275,903)        (  53,322)
         Miscellaneous Other                                        (     57,491)         100,097         (   2,161)
                                                                     -----------        ----------         --------
         Provision for Income Taxes                                      760,430          581,715           658,123
                                                                     ===========        ==========         ========
         Current Income Tax Expense                                      850,535          702,598           721,546
         Deferred Income Tax (Benefit)                              (     90,105)      (  120,883)        (  63,423)
                                                                     -----------        ---------          --------
         Provision for Income Taxes                                      760,430          581,715           658,123
                                                                     ===========        =========          ========

         Deferred Tax Assets and Liabilities:

         Due to Reserve for Loan and Lease Losses                        742,108          586,997           403,754
         Due to Unrealized Losses on Investments                                          251,391
         Miscellaneous Other                                                                                 38,841
            Deferred Tax Assets                                          742,108          838,388           442,595
                                                                       ---------        ---------          --------
         Due to FHLB Dividends                                        (  169,274)      (  128,451)        (  77,147)
         Due to Unrealized Gains on Investments                       (  155,931)                         (  51,633)
                                                                       ---------        ---------          --------
              Deferred Tax Liabilities                                (  325,205)      (  128,451)        ( 128,780)
                                                                       ---------        ---------          --------
         Deferred Tax Assets and Liabilities                             416,903          709,937           313,815
                                                                       =========         ========          ========


          In assessing the realizability of the related deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the projection for future taxable income over the periods which the deferred tax asset is deductible, at December 31, 2002, management believes it is more likely than not that the Savings Bank will realize the benefits of these deductible differences.

Note 16  Comprehensive Income
-------  --------------------

          In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, (SFAS No. 130), Reporting Comprehensive Income. This statement established standards for reporting and displaying comprehensive income and its components in a basic set of financial statements. the purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

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

Note 17  Legal Proceedings
-------  -----------------

          The Company and its subsidiaries are periodically involved in legal proceedings that are generally incidental to their businesses. At December 31, 2002, there were no legal proceedings that were expected to have a material impact on the Company's financial statements.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 18  Earnings Per Share
-------  ------------------

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

         Earnings per Share Computation:


                                                                     2002                2001                2000
                                                                  ----------          ----------        ------------
         Net Income                                                3,184,141           1,957,411          1,379,687

         Average Basic Shares Outstanding                          1,379,713           1,374,709          1,329,958

         Basic Earnings Per Share                                       2.31                1.42               1.04
                                                                        ====                ====               ====
         Net Income                                                3,184,141           1,957,411          1,379,687

         Average Basic Shares Outstanding                          1,379,713           1,374,709          1,329,958
         Dilutive Effect Due to Stock Options                         93,444              65,572             42,873
                                                                 -----------          ----------        -----------
         Average Shares Outstanding, as Adjusted                   1,473,157           1,440,281          1,372,831

         Diluted Earnings Per Share                                     2.16                1.36               1.00
                                                                        ====                ====               ====

Note 19  Condensed Parent Company Only Financial Statements
-------  --------------------------------------------------

         Statement of Financial Position                                            December 31,           December 31,
                                                                                         2002                 2001
                                                                                   --------------         -------------

         Assets:

         Cash and Cash Equivalents                                                    8,853,128           8,541,730
         Investments - Available-for-Sale                                                17,970             514,297
         Investment in State of Franklin Leasing                                        704,553             623,724
         Investment in State of Franklin Savings Bank                                20,843,815          16,828,873
         Investment in State of Franklin Statutory Trust I                              248,000             248,000
         Interest Receivable                                                             12,823               5,414
         Trust Preferred Placement Cost, net of amortization                            188,000             236,000
         Accrued Tax Benefit                                                             18,165                  --
         Deferred Tax Assets                                                                 --               3,099
                                                                                     ----------          ----------

                Total Assets                                                         30,886,454          27,001,137
                                                                                     ==========          ==========

         Liabilities:

         Accounts Payable and Accrued Expenses                                           15,588              13,993
         Deferred Tax Liability                                                           1,109                  --
                                                                                     ----------          ----------
               Total Liabilities                                                         16,697              13,993
                                                                                     ----------          ----------

         Guaranteed Preferred Beneficial Interest
             In Subordinated Debentures                                               8,248,000           8,248,000
                                                                                     ----------          ----------

         Stockholders' Equity:

         Common Stock, $1.00 Par Value,
            Authorized: 10,000,000 Shares; Issued: 1,465,512 Shares                   1,465,512           1,465,512
         Paid-In Capital                                                             14,251,461          14,251,461
         Accumulated Other Comprehensive Income                                         252,107            (414,722)
         Retained Earnings                                                            7,711,127           4,526,987
         Less: Employee Stock Ownership                                              (1,058,450)         (1,090,094)
                                                                                     ----------          ----------

                Total Stockholders' Equity                                           22,621,757          18,739,144
                                                                                     ----------          ----------

                    Total Liabilities and Stockholders' Equity                       30,886,454          27,001,137
                                                                                     ==========          ==========

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001, and 2000

Note 19  Continued
-------  ---------

         Statement of Income

                                                                                     Period Ended       Period Ended
                                                                                     December 31,        December 31,
                                                                                         2002               2001
                                                                                    ------------       -------------
         Interest Income                                                                225,878              69,969
         Interest Expense                                                           (   500,713)       (     17,184)
         Other Operating Expenses                                                   (   119,733)       (     74,144)
                                                                                     ----------         -----------

         Income (Loss) before Income Taxes and Equity
           in Undistributed Earnings of Subsidiaries                                (   394,568)       (     21,359)
         Provision for Income Taxes (Benefit)                                       (   147,981)       (      8,108)
                                                                                     ----------         ------------

         Income (Loss) before Equity in Undistributed Earnings of Subsidiaries      (   246,587)             13,251)

         Equity in undistributed Earnings of Subsidiaries                             3,430,728           1,970,662
                                                                                      ---------           ---------

         Net Income                                                                   3,184,141           1,957,411
                                                                                      =========           =========


         Statement of Cash Flows                                                     Period Ended       Period Ended
                                                                                     December 31,        December 31,
                                                                                         2002                2001
                                                                                     ------------       ------------
         Cash Flows from Operating Activities
                Net Income                                                            3,184,141           1,957,411
                Items Not Affecting Cash and Cash Equivalents:
                      Equity in Undistributed Earnings of Subsidiaries              ( 3,430,728)         (1,970,662)
                      (Increase) in Accrued Tax Benefit                             (    18,165)                 --
                      Decrease in Deferred Tax                                            3,099                  --
                Increase in Accounts Payable                                              1,594              12,274
                Amortization Expense                                                     48,000               4,000
                Earned ESOP Shares                                                       31,644              61,529
                (Increase) in Accounts Receivable                                   (     7,409)         (    5,414)
                                                                                     ----------           ---------

                    Net Cash Provided by Operating Activities                       (   187,824)             59,138
                                                                                     -----------          ---------

         Cash Flows from Investing Activities
                Purchase of Available-for-Sale Investments                          (    15,075)         (   19,835)
                Proceeds from Sale of Available-for-Sale Investments                    514,297                  --
                Investment in Subsidiary                                                     --          (  248,000)
                                                                                     ----------           ---------

                    Net Cash Provided (Used) by Investing Activities                    499,222          (  267,835)
                                                                                     ----------           ---------

         Cash Flows from Financing Activities
                Net proceeds from the issuance of guaranteed preferred
                beneficial interests in subordinated debentures                              --           8,008,000
                Repayments of Debt                                                           --         (   571,637)
                                                                                   ------------           ---------

                    Net Cash Provided by Financing Activities                                --           7,436,363
                                                                                   ------------           ---------

                    Net Increase in Cash and Cash Equivalents                           311,398           7,227,666

         Cash and Cash Equivalents at Beginning of Period                             8,541,730           1,314,064
                                                                                      ---------           ---------

                    Cash and Cash Equivalents at End of Period                        8,853,128           8,541,730
                                                                                      =========           =========

                                       46

[GRAPHIC OMITTED]


Statement of Management Responsibility
--------------------------------------

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




/s/  Charles E. Allen, Jr.                       /s/  Randal R. Greene
Charles E. Allen, Jr.                            Randal R. Greene

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

     This item is incorporated by reference to the sections entitled "Incumbent Directors (Terms Expiring 2004)," "Incumbent Directors (Terms Expiring 2003)," "Information about the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of State of Franklin's Proxy Statement related to its 2003 Annual Meeting of Shareholders.

Item 10.  Executive Compensation.

     This item is incorporated by reference to the section entitled "Executive Compensation" of State of Franklin's Proxy Statement related to its 2003 Annual Meeting of Shareholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     This item is incorporated by reference to the section entitled "State of Franklin Stock Ownership" of State of Franklin's Proxy Statement related to its 2003 Annual Meeting of Shareholders.

Item 12.  Certain Relationships and Related Transactions

     This  item  is   incorporated   by  reference   to  the  section   entitled
"Transactions with Executive Officers, Directors and Others" of State of Franklin's Proxy Statement related to its 2003 Annual Meeting of Shareholders.

Item 13.  Exhibits and Reports on Form 8-K

(1) Exhibits

         Exhibit No.       Description
         -----------       -----------
         3.1*              Charter of State of Franklin Bancshares, Inc.
         3.2*              Bylaws of State of Franklin Bancshares, Inc.
         21                Subsidiaries of State of Franklin Bancshares, Inc.
         22                Consent of Baylor and Backus
         99.1**            Certification  Pursuant  to  18  U.S.C. Section 1350,
                           as  adopted pursuant  to Section 906 of the Sarbanes-
                           Oxley  Act  of  2002, signed by Randal R. Greene, the
                           President of  State  of  Franklin Bancshares, Inc. on
                           March 31, 2003.
         99.2**            Certification  Pursuant  to 18  U.S.C.  Section 1350,
                           as  adopted pursuant to Section 906 of the  Sarbanes-
                           Oxley Act of 2002, signed by Charles E. Allen, Jr., the Chief Executive Officer of State of Franklin
                           Bancshares, Inc. on March 31, 2003.

         -------------------
         * Incorporated herein by reference to the Registrant's Form 10-KSB, filed with the Securities and Exchange Commission on March 28, 1999 (File number 000-24675).
         **       A  signed  original  of  this  written  statement  required by
                  Section 906 has been provided to State of Franklin Bancshares, Inc. and will be retained by State of Franklin Bancshares,Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

(2) Reports on Form 8-K
    -------------------

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Item 14.  Controls and Prodecures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its President have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the President have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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


                                              STATE OF FRANKLIN BANCSHARES, INC.


                                              By:/s/ Charles E. Allen, Jr.
                                              ----------------------------------
                                                     Chairman of the Board
                                                     Date: March 31, 2003

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Capacity                                                 Date
/s/ Charles E. Allen, Jr.
----------------------------       Chairman of the Board, Director                           March 31, 2003
    Chares E. Allen, Jr.          (principal executive, financial, and accounting officer)

/s/ Randal R. Greene
----------------------------       President, Director                                       March 31, 2003
    Randal R. Greene

/s/ Steven Gross
----------------------------       Director                                                  March 31, 2003
    Steven Gross

/s/ Donald R. Jeanes
----------------------------       Director                                                  March 31, 2003
    Donald R. Jeanes

/s/ Henry J. Williams, M.D.
----------------------------       Director                                                  March 31, 2003
    Henry J. Williams, M.D.

/s/ Kenneth E. Cutshall, M.D.
----------------------------       Director                                                  March 31, 2003
    Kenneth E. Cutshall, M.D.

/s/ Charles E. Allen, Sr.
----------------------------       Director                                                  March 31, 2003
    Charles E. Allen, Sr.

/s/ Richard S. Venable
----------------------------       Director                                                  March 31, 2003
    Richard S. Venable

/s/ Verrill M. Norwood, Jr.
----------------------------       Director                                                  March 31, 2003
    Verrill M. Norwood, Jr.

/s/ Cameron E. Perry
----------------------------       Director                                                  March 31, 2003
    Cameron E. Perry

/s/ Vance W. Cheek
----------------------------       Director                                                  March 31, 2003
    Vance W. Cheek

/s/ Alan R. Hubbard
----------------------------       Director                                                  March 31, 2003
    Alan R. Hubbard

                                  Certification
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Randal R. Greene, certify that:

     1. I have reviewed this annual report on Form 10-KSB of State of Franklin Bancshares, Inc. ("State of Franklin");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of State of Franklin as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003                        /s/ Randal R. Greene
                                             -----------------------------------
                                             Randal R. Greene
                                             President

                                  Certification
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Charles E. Allen, Jr., certify that:

     1. I have reviewed this annual report on Form 10-KSB of State of Franklin Bancshares, Inc. ("State of Franklin");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of State of Franklin as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003                        /s/ Charles E. Allen, Jr.
                                             -----------------------------------
                                             Charles E. Allen, Jr.
                                             Chief Executive  Officer (principal
                                             executive, accounting and financial
                                             officer)