Form 10QSB
period 2003-03-31
STATE OF FRANKLIN BANCSHARES INC
filed 2003-05-13
CIK 1066626

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]        QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:    MARCH 31, 2003
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


              1907 NORTH ROAN STREET, JOHNSON CITY, TENNESSEE 37601
              -----------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (423) 926-3300
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                      NONE
      --------------------------------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES   X        NO
                                     ---           ---

                                    1,465,512
                   ------------------------------------------
       (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 9, 2003)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                YES            NO   X
                                     ---           ---

                        STATE OF FRANKLIN BANCSHARES, INC

                                      INDEX
                                      -----

PART I.        FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS                                                     PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                            4
                     THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) AND 2002 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   5
                     THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2002 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        6
                     THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) AND 2002 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                14

         ITEM 3.  CONTROLS AND PROCEDURES                                                     17



PART II.   OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS                                                          18

         ITEM 2.   CHANGES IN SECURITIES                                                      18

         ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                             18

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        18

         ITEM 5.   OTHER INFORMATION                                                          18

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                           18

SIGNATURES                                                                                    19

CERTIFICATIONS                                                                                20

PART I -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS
         -------   --------------------

                             STATE OF FRANKLIN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  MARCH 31,         DECEMBER 31,
                             ASSETS                           2003 - UNAUDITED     2002 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   7,142,906      $   5,751,547
Federal Funds Sold                                                  21,295,000         12,705,000
Short-Term Interest Bearing Deposits                                 1,031,095          1,365,722
Investments - HTM
   (Estimated Market 2003 - $10,301,290 and 2002 - $15,736,381)     10,004,965         15,738,303
Investments - AFS                                                   64,564,593         62,028,662
Loans Held for Sale                                                  3,892,760          2,447,752
Loans and Leases Receivable                                        156,852,900        157,905,134
   Less: Allowance for Loan and Lease Losses                        (1,740,957)        (1,563,320)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                155,111,943        156,341,814
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,489,392          1,502,448
Land, Buildings & Equip at Cost Less Accum Depr
   of $1,730,135 in 2003 and $1,673,028 in 2002                      5,965,369          5,760,767
Prepaid Expense and Accounts Receivable                                 64,657            200,598
Deferred Tax Assets                                                    196,220            416,903
FHLB Stock                                                           2,285,400          2,263,100
Other Real Estate Owned                                              1,147,276          1,321,575
Other Assets                                                           176,000            188,000
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 274,367,576      $ 268,032,191
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $  12,986,374      $  11,354,070
Interest-Bearing Deposits                                          190,941,692        187,485,817
Advances by Borrowers for Taxes and Insurance                          202,115            115,191
Accrued Interest on Deposits                                           189,093            184,365
Accounts Payable and Accrued Expenses                                  602,084            838,163
Repurchase Agreements                                                1,118,734          1,049,781
FHLB Long-Term Advances                                             36,231,620         36,238,709
Deferred Credits on REO                                                115,983            144,338
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 242,387,695      $ 237,410,434
-------------------------------------------------------------------------------------------------

Guaranteed Preferred Beneficial Interest in
   Subordinated Debentures                                           8,000,000          8,000,000

STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,465,512
Paid-in Capital                                                     14,251,461         14,251,461
Accumulated Other Comprehensive Income                                 692,325            252,107
Retained Earnings                                                    8,542,370          7,711,127
  Less: Employee Stock Ownership                                   (   971,787)       ( 1,058,450)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  23,979,881      $  22,621,757
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 274,367,576      $ 268,032,191
=================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------------
INTEREST INCOME:                                      2003 - UNAUDITED  2002 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     2,816,728   $     2,722,711
Other Interest Income                                          931,224         1,254,219
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 3,747,952         3,976,930
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         1,099,008         1,440,906
Interest on Repurchase Agreements                                3,851                 -
Interest on Short-Term Debt                                         21                 1
Interest on Long-Term Debt                                     433,293           368,767
Interest on Subordinated Debentures                            108,394           124,208
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                1,644,567         1,933,882
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           2,103,385         2,043,048
PROVISION FOR LOAN LOSSES                                     (177,637)         (147,500)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            1,925,748         1,895,548
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 124,341           113,399
Net Gain on Loans Sold                                         174,220            91,692
Realized Gain on Securities                                        231                 -
Real Estate Sales Commission Income                             69,389                 -
Insurance Commission Income                                     19,875            18,958
Rental Income, Net                                              15,515            23,385
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      403,571           247,434
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              660,474           596,826
Occupancy Expenses                                              91,668            86,706
Furniture and Equipment Expense                                 56,089           111,536
Advertising                                                     33,758            30,968
Data Processing Expense                                        109,273           126,445
Other                                                          253,167           391,702
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  1,204,429         1,344,183
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                              1,124,890           798,799
PROVISION FOR INCOME TAXES                                    (293,648)         (149,271)
----------------------------------------------------------------------------------------
       NET INCOME                                       $      831,242   $       649,528
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                 $         0.60   $          0.47
  DILUTED                                                         0.56              0.44
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,382,339         1,378,208
  DILUTED                                                    1,476,464         1,469,566
========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.



                                    STATE OF FRANKLIN BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2002 (AUDITED)


                                                                     Accumulated
                                                                  Other                 Employee
                                     Common        Paid-In    Comprehensive  Retained    Stock
                                     Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------   ------------
Balance at December 31, 2001           1,465,512  14,251,461     (368,029)  4,526,987   (1,090,094)    18,785,837

ESOP Shares Allocated                         --          --           --          --       31,644         31,644

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
          (Net of $321,852 Income Tax)        --          --       527,249         --           --        527,249
      Less: Reclassification Adjustment
          (Net of $57,659 Income Tax)         --          --        92,886         --           --         92,886
                                                                                                      -----------
                                                                                                          620,135

  Net Income                                  --          --           --   3,184,141           --      3,184,141
                                                                                                      -----------
        Total Comprehensive Income            --          --           --          --           --      3,804,276
                                    ------------  ----------     ---------  ---------   ----------    -----------
Balance at December 31, 2002           1,465,512  14,251,461       252,106  7,711,128   (1,058,450)    22,621,757

ESOP Shares Allocated                         --          --            --         --       86,663         86,663

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $273,891 Income Tax)        --          --       450,058         --          --        450,058
      Less: Reclassification Adjustment
          (Net of $6,107 Tax Benefit)         --          --        (9,839)        --          --         (9,839)
                                                                                                    ------------
                                                                                                         440,219

  Net Income                                  --          --           --     831,242          --        831,242
                                                                                                    ------------
        Total Comprehensive Income            --          --           --          --          --      1,271,461
                                    ------------  ----------     ---------  ---------  -----------  ------------
Balance at March 31, 2003              1,465,512  14,251,461       692,325  8,542,370     (971,787)   23,979,881
                                    ============  ==========     =========  =========   ==========  ============


        The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                               2003 - UNAUDITED  2002 - UNAUDITED
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $     831,242      $    649,528
  Items Not Affecting Cash:
    Depreciation                                                                         57,107          120,664
    (Increase) Decrease in Accrued Interest                                              13,056         (627,534)
    Deferred Income Taxes (Benefit)                                                     (52,450)          (4,635)
    Provision for Loan and Lease Losses                                                 177,637          147,500
    Decrease in Prepaid Expenses and Accounts Receivable                                135,941           40,544
    Increase in Interest Payable                                                          4,728            6,482
    Increase (Decrease) in Accounts Payable and Accrued Expenses                       (236,079)         220,650
    Increase in Deferred Loan Fees, Net                                                  28,943           41,716
    Realized (Gain) on Securities                                                          (231)               -
    Discount Accretion                                                                  (59,073)        (142,918)
    Amortization                                                                        120,055           14,928
    Earned ESOP Shares                                                                   86,663           60,054
    FHLB Stock Dividends                                                                (22,300)         (23,900)
    Net (Increase) Decrease in Loans Held for Sale                                   (1,445,008)      (1,091,891)
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                        (359,769)       1,594,970
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                                    -       (8,911,815)
  Purchase of Available-for-Sale Investments                                         (4,625,899)      (3,989,834)
  Proceeds from Maturities of Held-to-Maturity Investments                            2,495,000          350,865
  Proceeds from Maturities of Available-for-Sale Investments                          2,274,532                -
  Proceeds from Sale of Available-for-Sale Investments                                        -                -
  Principal Payments on Mortgage-backed Securities - AFS                              3,718,375                -
  (Increase) Decrease in Federal Funds Sold                                          (8,590,000)      17,990,000
  (Increase) Decrease in Short-Term Interest Bearing Deposits                           334,627         (243,829)
  (Increase) in Loans Receivable, Net                                                 1,169,235       (6,463,698)
  Purchases of Premises and Equipment                                                  (261,709)        (252,940)
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                          (3,485,839)      (1,521,251)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                                 5,088,179       (1,937,180)
  Net Increase in Advances by Borrowers for Taxes and Insurance                          86,924           74,223
  Net Increase in Repurchase Agreements                                                  68,953                -
  Repayment of FHLB Advances                                                             (7,089)               -
  Proceeds from FHLB Advances                                                                 -          253,466
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                         5,236,967       (1,609,491)
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE IN CASH                                                            1,391,359       (1,535,772
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        5,751,547        5,252,689
-----------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS AT END OF PERIOD                                    $   7,142,906      $ 3,716,917
=================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $     440,218      $   146,343
Acquisition of Real Estate Property through Foreclosure of Related Loans          $   1,147,276      $   870,910
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $     725,300      $   714,077
    Interest                                                                      $   1,639,839      $ 1,927,400
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


NOTE 2   BASIS OF PREPARATION
------  ----------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three months ended March 31, 2003 is not necessarily indicative of the results which may be expected for the entire year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2002.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the March 31, 2003 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

     Fixed assets at March 31, 2003, and December 31, 2002 are summarized as follows:

                                                                2003          2002
                                                            -----------   -----------
     Land                                                    $1,580,000    $1,580,000
     Buildings and Leasehold Improvements                     3,608,404     3,457,883
     Furniture, Fixtures and Equipment                        2,507,100     2,395,912
                                                            -----------   -----------
                                                              7,695,504     7,433,795
     Less:  Accumulated Depreciation                          1,730,135     1,673,028
                                                            -----------   -----------
                                                             $5,965,369    $5,760,767
                                                            ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------    ------------------

     Loans receivable at March 31, 2003 and December 31, 2002, consist of the following:

                                                   2003             2002
                                              --------------   --------------
  First Mortgage Loans                         $ 58,928,978     $ 57,183,220
  Construction Loans                             29,609,057       29,225,436
  Consumer Loans                                 14,709,091       13,679,529
  Participation Loans, Net                          475,598          481,399
  Commercial Loans                               65,201,169       66,392,958
  Credit Line Advances                              509,239          519,020
  Lease Finance                                   1,552,974        1,459,185
                                             ---------------  ---------------

    Gross Loans and Leases Receivable          $167,986,106     $168,940,747
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process    ( 10,857,817)    ( 10,789,166)
    Net Deferred Loan Origination Fees         (    275,389)    (    246,447)
    Accumulated General Loan Loss Allowance    (  1,740,957)    (  1,563,320)
                                             ---------------  ---------------
                                               ( 12,874,163)    ( 12,598,933)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net             $155,111,943     $156,341,814
                                             ===============  ===============

     An analysis of the allowance for loan and lease losses at March 31, 2003 and December 31, 2002 is as follows:

                                                   2003              2002
                                              --------------   --------------
    Balance - Beginning of Period                $1,563,320      $ 1,473,855
    Provision for Loan and Lease Losses             177,637          578,979
    Loans and Leases Charged-Off                          -       (  489,857)
    Charged-Off Loan and Lease Recoveries                 -              343
                                              --------------   --------------

    Balance - End of Period                      $1,740,957      $ 1,563,320
                                              ==============   ==============


     The gross amount of participation loans serviced by State of Franklin Savings Bank was $950,771 at March 31, 2003 and $962,371 at December 31, 2002.

     At March 31, 2003 the Company had nonaccrual loans totaling $1.4 million which included $112,000 in impaired loans. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual agreement. The Company had no loans or leases 90 days or more past due and still accruing and no restructured loans at March 31, 2003. The Company had non-accrual loans totaling $1.1 million at December 31, 2002.

NOTE  6     FEDERAL  REGULATION
-------     -------------------

     The capital ratios for State of Franklin Savings Bank are as follows:

                                                            For Capital
                                                             Adequacy
                                                             Purposes
                                                          And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands                         Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of March 31, 2003:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        23,138    12.34%    >=18,745   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        21,488    11.46%    >=11,247    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       21,488     8.12%    >=13,239    5.0%

As of December 31, 2002:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        21,928    11.49%    >=19,085   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        20,441    10.71%    >=11,451    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       20,441     7.74%    >=13,213    5.0%



     The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  -----------------
In Thousands                         Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------
As of March 31, 2003:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        32,896     17.49%   >=18,811    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        30,874     16.41%   >=11,287     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       30,874     11.59%   >=13,314     5.0%

As of December 31, 2002:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        31,594     16.51%   >=19,136    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        29,437     15.38%   >=11,482     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       29,437     11.08%   >=13,283     5.0%


NOTE 7     EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------

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

     On June 30, 2000, the ESOP borrowed an additional $599,994 from the Company and used the funds to purchase 44,444 additional shares of common stock of the Company at $13.50 per share. Note payments were $7,280 per month for ten years with a fixed interest rate of 8.00%. The note balance outstanding at December 31, 2000 was $579,985. In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at March 31, 2003 was $886,587. Also, in November 2001, the Company granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term. Interest is paid monthly with principal payments made as funds are available. At March 31, 2003, there was a $85,200 balance outstanding on the line of credit.

     Shares owned by the ESOP at March 31, 2003 totaled 168,148. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:

                                                        March 31,   December 31,
                                                           2003          2002
                                                    -------------  -------------
      Number of Shares
        Released and Allocated since Inception             67,480         62,665
        Suspense                                           81,188         86,003

      Fair Value
        Released and Allocated since Inception          1,214,640      1,127,970
        Suspense                                        1,461,384      1,548,054

     The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's contributions to the ESOP are as follows:

                                                        March 31,   December 31,
                                                            2003           2002
                                                    -------------  -------------
      Compensation Expense                              $ 102,000      $ 330,000
      Contributions                                       102,000        330,000

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

     STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2003        83,014    66,918     $12.00
                                                 During 2003                 -         -          -
     Options Granted - Management                January 1, 2003       217,385   146,344      12.50
                                                 During 2003             5,721        --      18.00
                                                                       -------   -------
     Options Outstanding - March 31, 2003                              306,120   213,262     $12.47
                                                                       =======   =======

NOTE 8     DEPOSITS
-------   ----------

     Deposit balances are summarized as follows:

                                            March 31, 2003              December 31, 2002
                                    -----------------------------  -----------------------------
                                       Rate      Amount   Percent     Rate      Amount   Percent
                                    ------- -----------  --------  ------- -----------  --------
     Passbook                        2.04% $ 69,137,398     33.90%  2.04% $ 63,942,676    32.16%
     Interest-Free Checking            --    12,986,374      6.37     --    11,354,070     5.71
     NOW                             1.50    13,835,784      6.79   1.50    13,425,042     6.75
     Money Market Deposit            1.70    32,017,839     15.70   1.71    35,372,704    17.79
                                            -----------  --------          ----------- --------
                                           $127,977,395     62.76         $124,094,492    62.41
                                            -----------  --------          ----------- --------
     Fixed Term Certificate Accounts
      Balances $100,000 or greater   3.18    19,670,223      9.64   3.31    19,388,917     9.75
      Balances less than $100,000    3.02    56,280,448     27.60   3.08    55,356,478    27.84
                                            -----------  --------          ----------- --------
                                             75,950,671     37.24           74,745,395    37.59
                                            -----------  --------          ----------- --------
                                           $203,928,066    100.00%        $198,839,887   100.00%
                                            ===========  ========          =========== ========

     The contractual maturity of certificate accounts at March 31, 2003 and December 31, 2002, is as follows:

           Period Ending March 31, 2003            Year Ending December 31, 2002
         --------------------------------          -----------------------------
            2003            $41,819,322               2003         $49,359,359
            2004             16,264,894               2004          11,390,081
            2005             11,299,815               2005          11,253,040
            2006              3,701,985               2006             737,993
            2007 and After    2,864,655               2007 and After 2,004,922
                             ----------                             ----------
                            $75,950,671                            $74,745,395
                             ==========                             ==========

NOTE 9     FEDERAL HOME LOAN BANK ADVANCES
-------    -------------------------------

     Advances from FHLB are summarized as follows for the periods ended March 31, 2003 and December 31, 2002:

         Contractual Maturity                            2003            2002
         --------------------                        -----------     -----------

         Convertible Fixed Rate (Within 10 Years)   $35,000,000      $35,000,000
         Matched-Funding (30-Year Amortizing)         1,231,618        1,238,709

         Weighted Average Rate                            4.85%            4.85%

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

NOTE 10     INVESTMENT SECURITIES
-------     ---------------------

     The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at March 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

     March 31, 2003:

                                                             Gross       Gross     Estimated
                                             Amortized    Unrealized  Unrealized     Market
                                                Cost         Gains       Losses      Value
                                             ----------     -------    ----------  -----------
     Available-for-Sale:
          United States Government
            Agency Securities Maturing:
               Within one year              $ 2,534,091  $    1,808           --   $ 2,535,899
               After one year
                 but within five years        3,910,940       6,584    $  41,246     3,876,278
               After ten years
                 but within fifteen years       999,762      21,296           --     1,021,058
               After 20 years                   620,534       1,498           --       622,032

          Collateralized Mortgage Obligations:
               After five years
                 but within ten years           291,699      26,516           --       318,215

              Municipal Securities Maturing:
               Within one year                  130,000       4,091           --       134,091
               After one year
                 but within five years          575,000      50,496           --       625,496
               After five years
                 but within ten years         3,928,050     227,255           --     4,155,305
               After ten years
                 but within fifteen years    10,755,795     592,592           --    11,348,387
               After fifteen years
                 but within twenty years      3,677,978     201,065           --     3,879,043
               After 20 years                 2,168,043      30,973       24,591     2,174,425

         Corporate Securities Maturing:
               After one year
                 but within five years        1,396,402      24,899           --     1,421,301
               After five years
                 but within ten years         4,431,896       4,153       93,132     4,342,917
               After ten years
                 but within fifteen years     2,100,000          --      106,987     1,993,013
               After twenty years             1,729,880      93,004           --     1,822,884

          Equity Securities
                Callable within one year     17,935,761      64,239      546,000    17,454,000
                Callable after one year
                  but within five years       4,426,790     254,000       12,640     4,668,150
                Callable after five years
                  but within ten years        1,000,000      90,000           --     1,090,000

          Other
               After 20 years                   830,084     252,015           --     1,082,099
                                             ----------   ---------    ---------   -----------
                  Total Available-for-Sale  $63,442,705  $1,946,484    $ 824,596   $64,564,593
                                             ==========   =========    =========   ===========
     Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
               Within one year                1,007,024  $      616           --   $ 1,007,640
               After 20 years                 1,700,319      30,428           --     1,730,747

          Collateralized Mortgage Obligations:
               After five years
                 but within ten years           502,021       3,697           --       505,718
               After ten years
                 but within fifteen years       793,241         194    $     624       792,811
               After 20 years                 2,301,851       4,048        3,666     1,302,233

          Corporate Securities Maturing:
               After one year
                 but within five years        1,035,355      48,888           --     1,084,243
               After five years
                 but within ten years           500,476          --       49,808       450,668
               After twenty years             3,164,678     262,552           --     3,427,230
                                             ----------     -------    ---------   -----------
                  Total Held-to-Maturity    $10,004,965  $  350,423    $  54,098   $10,301,290
                                             ==========     =======    =========   ===========

NOTE 11     EARNINGS PER SHARE
-------     ------------------

     Earnings per share for three months ended March 31, 2003, compared with the same period in 2002, are as follows:

                                                     Three Months Ended
                                                         March 31,
                                                      2003        2002
                                                   ---------   ---------
Net Income                                        $  831,242  $  649,528

Average Basic Shares Outstanding                   1,382,339   1,378,208

Basic Earnings Per Share                                0.60        0.47
                                                   =========   =========

Net Income                                        $  831,242  $  649,528

Average Basic Shares Outstanding                   1,382,339   1,378,208
Dilutive Effect Due to Stock Options                  94,125      91,358
                                                   ---------   ---------
Average Shares Outstanding, as Adjusted            1,476,464   1,469,566

Diluted Earnings Per Share                        $     0.56  $     0.44
                                                   =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------  ------------------------------------------------------------------------
     GENERAL
     -------

     The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of State of Franklin Bancshares, Inc. (the "Company") and State of Franklin Leasing Corporation (the "Leasing Corp") represents virtually all of the assets of the Company. The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are examined below.


     BALANCE SHEET REVIEW
     --------------------

     At March 31, 2003, assets of the Company totaled $274.4 million reflecting an increase of $6.3 million or 2% since December 31, 2002. The growth in assets has been funded primarily by a $5.1 million increase in deposits.


     LOANS
     -----

     Loans outstanding totaled $160.7 million at March 31, 2003 compared with $160.4 million at December 31, 2002. Consumer and real estate construction lending increased slightly offsetting small declines in residential mortgage and commercial loans. The loan portfolio mix at March 31, 2003 consists of 33% residential mortgages, 40% commercial, 18% real estate construction, and 9% consumer loans.


     INVESTMENT SECURITIES
     ---------------------

     Investment  securities  totaled  $74.6  million  at  March  31,  2003.  The investment  portfolio  at quarter end  consisted  of $13.7  million in debt securities issued by the U. S. Government or Federal Agencies, $22.3 million in securities issued by state, county, or municipalities, $14.3 million in corporate securities, $23.2 million in preferred stock issued by Federal Agencies, and $1.1 million in other equity securities.

     At March 31, 2003, securities categorized as available-for-sale totaled $64.6 million while the held-to-maturity securities totaled $10 million compared to $62 million in available-for-sale and $15.7 million in held-to-maturity at December 31, 2002. At March 31, 2003, the available-for-sale portfolio had net unrealized gains of $1,121,888 while our held-to-maturity securities had $296,325 in net unrealized gains.

     NON-PERFORMING ASSETS
     ---------------------

     At March 31, 2003 the Company had nonaccrual loans totaling $1.4 million compared with $1.1 million at December 31, 2002. The reserve for loan and lease losses was $1,740,957 at March 31, 2003, or 1.11% of loans and leases outstanding, net of unearned income and loans held for sale, compared to $1,563,320 or 0.99% at December 31, 2002. Management believes the allowance for loan losses is adequate to provide for potential loan losses.

     DEPOSITS
     --------

     Total deposits at March 31, 2003 of $203.9 million, reflected an increase of $5.1 million or a 3% increase from $198.8 million at December 31, 2002. Non-interest bearing demand deposits totaled $13 million at March 31, 2003, an increase of $1.6 million from December 31, 2002. Interest bearing deposits increased $3.5 million to $190.9 million at March 31, 2003.


     CAPITAL
     -------

     Tier 1 capital for the Savings Bank at March 31, 2003 was $21.5 million. At March 31, 2003, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 11.46%, 12.34% and 8.12%, respectively.

     Tier 1 capital for the Company at March 301 2003, was $30.9 million with Tier 1, total risk-based, and leverage ratios of 16.41%, 17.49%, and 11.59%, respectively.


     LIQUIDITY
     ---------

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and an unused line of credit with the Federal Home Loan Bank of Cincinnati totaling $62 million at March 31, 2003.


     EARNINGS REVIEW
     ----------------

     The Company had net income of $831,242 for the three months ending March 31, 2003, compared with $649,528 for the same period last year, resulting in an increase of 28%. For the three months ended March 31, 2003, net income per diluted share was $0.56 compared to earnings per share of $0.44 for the three months ended March 31, 2002. Return on average assets was 1.27% and the return on average equity was 14.77% for the three months ended March 31, 2003, compared with 1.04% and 14.07%, respectively, for the same period in 2002.

     Noninterest income increased $156,137, or 63%, during the three months ended March 31, 2003, compared the same period last year as a result of increases in other fees and service charges, gains on loans sold, realized gains on securities, real estate sales commission, and insurance commissions. Partially offsetting the increases was a decline in rental income. Areas contributing significantly to the increase in noninterest income included the increase in real estate sales commission income generated as a result of the creation of State of Franklin Real Estate during the first quarter of 2002 and the increase in gains on loans sold. Gains on loans sold increased over the same period last year as a result of both refinancing of existing homes and increased activity in the housing market.

     Noninterest expense was $1,204,429 for the three months ending March 31, 2003, a decrease $139,754, or 10% under the 2002 period, resulting from declines in furniture and equipment expense, data processing, and other operating expenses. The decline was partially offset by increases in compensation and related benefits, occupancy expense, and advertising.

     NET INTEREST INCOME
     -------------------

     Interest income and interest expense both decreased from 2002 to 2003 as a result of declining interest rates; however, net interest income of $2,103,385 for the three months ended March 31, 2003 reflects an increase of $60,337 or 3% over the same period last year. For the three months ending March 31, 2003, average earning assets increased $12.9 million or 5% while average interest bearing liabilities increased $10.8 million, also 5%, compared with the same period in 2002. The taxable equivalent yield on earning assets declined 77 basis points to 6.21% for the first three months of 2003 compared with the same period in 2002 while the cost on interest bearing liabilities declined 67 basis points to 2.86%. Consequently, the taxable equivalent net interest margin based on average earning assets decreased to 3.48% for the three months ending March 31, 2003 compared with 3.63% for the same period in 2002.

     PROVISION FOR LOAN LOSSES
     -------------------------

     During the three months ended March 31, 2003, the provision for possible loan losses was $177,637 compared with $147,500 for the same period last year. There were no loan or lease charge-offs for the three months ended March 31, 2003, compared with $278,000 during the same period in 2002. The allowance for possible loan losses represented 1.11% of total loans, net of mortgage loans held-for-sale, at March 31, 2003, compared to 0.93% at March 31, 2002. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

     PROVISION FOR INCOME TAXES
     --------------------------

     For the three months ended March 31, 2003, the provision for federal and state income taxes was $293,648, an increase of $144,377 from 2002. The increase is due to a higher level of taxable income over the same period in 2002.

     NONINTEREST INCOME
     ------------------

     The Company's noninterest income was $403,571 during the three months ended March 31, 2003, an increase of $156,137 or 63% from the comparable 2002 period. During 2003, other fees and service charges, net gain on loans sold, realized gain on securities, real estate sales commissions, and insurance commission income increased $10,942, $82,528, $231, $69,389, and $917, respectively. Partially offsetting the increases in noninterest income was a $7,870 decline in rental income.

     NONINTEREST EXPENSE
     --------------------

     Noninterest expense totaled $1,204,429 for the three month period ending March 31, 2003, a decrease of $139,754 or 10%. The decrease was the net result of a $55,447 decrease in furniture and equipment expense, a $17,172 decrease in data processing expense, and a $138,535 decrease in other operating expenses combined with increases in compensation and benefits, occupancy expense, and advertising expense of $63,648, $4,962, and $2,790, respectively.

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

      None


ITEM 5.    OTHER INFORMATION

     None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         99.1* Certification  Pursuant  to 18 U.S.C.  Section  1350,  as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Randal R. Greene, President of State of Franklin Bancshares, Inc. on May 13, 2003.

         99.2* Certification  Pursuant  to 18 U.S.C.  Section  1350,  as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Charles E. Allen, Jr., the Chairman of the Board and Chief Executive Officer (Principal Executive, Financial and Accounting Officer) of State of Franklin Bancshares, Inc. on May 13, 2003.

---------------

 * A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

          (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     STATE OF FRANKLIN BANCSHARES, INC.
                                     ----------------------------------
                                                 (Registrant)





      May 13, 2003                   /s/  Randal R. Greene
---------------------------          ----------------------------------
         (Date)                           Randal R. Greene, President





      May 13, 2003                   /s/  Charles E. Allen, Jr.
---------------------------          ----------------------------------
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







Date:  May 13, 2003                               /s/  Randal R. Greene
                                                  ------------------------------
                                                  Randal R. Greene
                                                  President

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









Date:  May 13, 2003                          /s/ Charles E. Allen, Jr.
                                             -----------------------------------
                                             Charles E. Allen, Jr.
                                             Chief Executive Officer (principal
                                             executive, accounting and financial
                                             officer)