Form 10QSB
period 2003-06-30
STATE OF FRANKLIN BANCSHARES INC
filed 2003-08-12
CIK 1066626

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003
                                                 --------------

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER:     0-24675
                           ---------


                       STATE OF FRANKLIN BANCSHARES, INC.
         ----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          TENNESSEE                                       62-1607709
---------------------------------               --------------------------------
    (STATE OF INCORPORATION)                           (I.R.S.  EMPLOYER
                                                        IDENTIFICATION NO.)


                             1907 NORTH ROAN STREET
                          JOHNSON CITY, TENNESSEE 37601
                         -------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                  (423)926-3300
                   ------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                             YES      X         NO
                                    ----

                                    1,465,512
                   ------------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 8, 2003)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                             YES                NO    X
                                                     ----

                        STATE OF FRANKLIN BANCSHARES, INC

                                      INDEX
                                      -----

PART I.        FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                                     PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                        4 - 5
                     THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED) AND 2002 (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED) AND 2002 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   6
                     THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2002 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        7
                     SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED) AND 2002 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       8


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                14

         ITEM 3.  CONTROLS AND PROCEDURES                                                     16



PART II.   OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                           17

        ITEM 2.   CHANGES IN SECURITIES                                                       17

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                              17

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         17

        ITEM 5.   OTHER INFORMATION                                                           17

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            17


PART 1  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                       STATE OF FRANKLIN BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  JUNE 30,          DECEMBER 31,
                             ASSETS                           2003 - UNAUDITED     2002 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   4,331,758       $  5,751,547
Federal Funds Sold                                                  29,680,000         12,705,000
Short-Term Interest Bearing Deposits                                 3,903,482          1,365,722
-------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                  37,915,240         19,822,269
-------------------------------------------------------------------------------------------------
Investments - HTM
   (Estimated Market 2003 - $16,544,177 and 2002 - $15,736,381)     15,884,738         15,738,303
Investments - AFS                                                   62,959,170         62,028,662
Loans Held for Sale                                                  4,057,144          2,447,752
Loans and Leases Receivable                                        153,731,052        157,905,134
   Less: Allowance for Loan and Lease Losses                      (  1,851,710)      (  1,563,320)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                151,879,342        156,341,814
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,452,726          1,502,448
Land, Buildings & Equip at Cost Less Accum Depr
   of $1,839,310 in 2003 and $1,673,028 in 2002                      6,066,272          5,760,767
Prepaid Expense and Accounts Receivable                                154,822            200,598
Deferred Tax Assets                                                    716,525            416,903
FHLB Stock                                                           2,308,100          2,263,100
Other Real Estate Owned                                              1,120,331          1,321,575
Other Assets                                                           164,000            188,000
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 284,678,410       $268,032,191
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $  10,843,369       $ 11,354,070
Interest-Bearing Deposits                                          204,306,259        187,485,817
Advances to Borrowers for Taxes and Insurance                          268,399            115,191
Accrued Interest on Deposits                                           297,884            184,365
Accrued State and Federal Taxes                                         22,965            257,078
Other Accounts Payable and Accrued Expenses                            386,757            581,085
Repurchase Agreements                                                  318,484          1,049,781
FHLB Long-Term Advances                                             36,226,868         36,238,709
Deferred Credits on REO                                                115,983            144,338
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 252,786,968       $237,410,434
-------------------------------------------------------------------------------------------------

Guaranteed Preferred Beneficial Interest in
   Subordinated Debentures                                           8,000,000          8,000,000

STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,465,512
Paid-in Capital                                                     14,251,461         14,251,461
Accumulated Other Comprehensive Income                             (    98,429)           252,107
Retained Earnings                                                    9,156,826          7,711,127
  Less: Employee Stock Ownership                                   (   883,928)       ( 1,058,450)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  23,891,442       $ 22,621,757
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 284,678,410       $268,032,191
=================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED JUNE 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2003 - UNAUDITED  2002 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                              $    2,693,268       $ 2,735,294
Other Interest Income                                          832,507         1,399,930
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 3,525,775         4,135,224
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         1,145,798         1,412,025
Interest on Repurchase Agreements                                3,303                79
Interest on Short-Term Debt                                      2,419                37
Interest on Long-Term Debt                                     437,592           417,938
Interest on Subordinated Debentures                            110,027           124,723
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                1,699,139         1,954,802
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           1,826,636         2,180,422
PROVISION FOR LOAN LOSSES                                     (113,833)         (127,500)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            1,712,803         2,052,922
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 135,588           108,134
Net Gain on Loans Sold                                         284,673            64,087
Real Estate Sales Commission Income                             70,522            56,059
Insurance Commission Income                                     24,763            20,376
Rental Income, Net                                              21,336            23,465
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      536,882           272,121
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              679,327           609,674
Occupancy Expenses                                             108,904            74,348
Furniture and Equipment Expense                                107,933           114,842
Advertising                                                     37,928            58,356
Data Processing Expense                                        147,135           116,499
Other                                                          274,159           386,458
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  1,355,386         1,360,177
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                894,299           964,866
PROVISION FOR INCOME TAXES                                    (279,843)         (146,529)
----------------------------------------------------------------------------------------
       NET INCOME                                       $      614,456       $   818,337
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                 $         0.44       $      0.59
  DILUTED                                                         0.41              0.55
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,387,191         1,381,617
  DILUTED                                                    1,481,549         1,475,742
========================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                             SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2003 - UNAUDITED  2002 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     5,509,996       $ 5,458,005
Other Interest Income                                        1,763,731         2,654,149
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 7,273,727         8,112,154
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         2,244,807         2,852,931
Interest on Repurchase Agreements                                7,154                79
Interest on Short-Term Debt                                      2,440                38
Interest on Long-Term Debt                                     870,885           786,705
Interest on Subordinated Debentures                            218,421           248,931
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                3,343,707         3,888,684
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           3,930,020         4,223,470
PROVISION FOR LOAN LOSSES                                   (  291,470)       (  275,000)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            3,638,550         3,948,470
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 259,929           221,533
Net Gain on Loans Sold                                         458,893           155,779
Realized Gain on Securities                                        231                 -
Real Estate Sales Commission Income                            139,911            56,059
Insurance Commission Income                                     44,638            39,334
Rental Income, Net                                              36,851            46,850
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      940,453           519,555
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                            1,339,801         1,206,500
Occupancy Expenses                                             200,572           161,054
Furniture and Equipment Expense                                164,022           226,378
Advertising                                                     71,686            89,324
Data Processing Expense                                        256,408           242,944
Other                                                          527,324           778,160
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  2,559,813         2,704,360
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                              2,019,190         1,763,665
PROVISION FOR INCOME TAXES                                  (  573,491)       (  295,800)
----------------------------------------------------------------------------------------
       NET INCOME                                      $     1,445,699       $ 1,467,865
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          1.04       $      1.06
  DILUTED                                                          .98              1.00
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,384,778         1,379,826
  DILUTED                                                    1,479,021         1,472,576
========================================================================================



The accompanying notes are an integral part of the consolidated financial statements.



                       STATE OF FRANKLIN BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2002 (AUDITED)


                                                               Accumulated
                                                                  Other                 Employee
                                     Common        Paid-In    Comprehensive  Retained    Stock
                                     Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------   ------------
Balance at December 31, 2001           1,465,512  14,251,461     (368,029)  4,526,987  (1,090,094)     18,785,837

ESOP Shares Allocated                        --           --           --          --       31,644         31,644

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
          (Net of $321,852 Income Tax)       --           --       527,249          --          --        527,249
      Less: Reclassification Adjustment
          (Net of $57,659 Income Tax)        --           --        92,886          --          --         92,886
                                                                                                     ------------
                                                                                                          620,135

  Net Income                                 --           --           --   3,184,141          --       3,184,141
                                                                                                     ------------
        Total Comprehensive Income           --           --           --          --          --       3,804,276
                                    ------------  ----------     ---------  ---------  ----------    ------------
Balance at December 31, 2002           1,465,512  14,251,461       252,106  7,711,128  (1,058,450)     22,621,757

ESOP Shares Allocated                        --           --           --          --     174,522         174,522

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $216,097 Income Tax)       --           --     (339,424)         --          --        (339,424)
      Less: Reclassification Adjustment
          (Net of $6,896 Tax Benefit)        --           --      (11,111)         --          --         (11,111)
                                                                                                     ------------
                                                                                                         (350,535)

  Net Income                                 --           --           --   1,445,698          --       1,445,698
                                                                                                     ------------
        Total Comprehensive Income           --           --           --          --          --       1,095,163
                                    ------------  ----------     ---------  ---------  -----------   ------------
Balance at June 30, 2003               1,465,512  14,251,461       (98,429) 9,156,826     (883,928)    23,891,442
                                    ============  ==========     =========  =========  ===========   ============


The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                               2003 - UNAUDITED  2002 - UNAUDITED
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $   1,445,699      $ 1,467,865
  Items Not Affecting Cash:
    Depreciation                                                                        167,610          241,328
    (Increase) Decrease in Accrued Interest                                              49,722         (297,675)
    Deferred Income Taxes (Benefit)                                                     (86,957)         (27,640)
    Provision for Loan and Lease Losses                                                 291,470          275,000
    Decrease in Prepaid Expenses and Accounts Receivable                                 45,776           58,397
    Increase in Interest Payable                                                        113,519            4,719
    Increase (Decrease) in Accounts Payable and Accrued Expenses                       (428,441)          95,873
    Increase in Deferred Loan Fees, Net                                                  22,524           97,907
    Realized (Gain) on Securities                                                          (231)               -
    Discount Accretion                                                                  (92,866)        (386,446)
    Premium Amortization                                                                246,363           54,246
    Earned ESOP Shares                                                                  174,522          106,373
    FHLB Stock Dividends                                                                (45,000)         (49,700)
    Net (Increase) Decrease in Loans Held for Sale                                   (1,609,392)       1,945,470
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                         294,318        3,585,717
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                           (9,607,148)     (17,856,308)
  Purchase of Available-for-Sale Investments                                         (6,758,589)      (3,901,585)
  Proceeds from Maturities of Held-to-Maturity Investments                            3,495,000        4,000,000
  Proceeds from Maturities of Available-for-Sale Investments                          3,423,358        6,350,865
  Principal Payments on Mortgage-backed Securities - AFS                              7,673,117        1,112,990
  (Increase) Decrease in Loans Receivable, Net                                        4,327,547      (16,324,828)
  Purchases of Premises and Equipment                                                  (474,443)        (459,061)
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                           2,078,842      (27,077,927)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                                16,309,741       (1,805,787)
  Net Increase in Advances by Borrowers for Taxes and Insurance                         153,208          188,662
  Net Increase (Decrease) in Repurchase Agreements                                     (731,297)         637,959
  Repayment of FHLB Advances                                                            (11,841)          (4,269)
  Proceeds from FHLB Advances                                                                 -       (5,558,660)
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        15,719,811        4,575,225
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           18,092,971      (18,916,985)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                        19,822,269       33,900,338
-----------------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  37,915,240      $14,983,353
=================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $    (350,536)     $   528,858
Acquisition of Real Estate Property through Foreclosure of Related Loans          $   1,120,331      $ 1,654,849
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $     983,151      $ 1,054,041
    Interest                                                                      $   3,230,188      $ 3,883,963
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

                       STATE OF FRANKLIN BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1  INCORPORATION AND OPERATIONS
------ ------------------------------

     State of Franklin Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of State of Franklin Savings Bank (the "Savings Bank"). The stockholders of the Savings Bank exchanged their shares for the shares of the Company, whereby the Savings Bank became a wholly owned subsidiary of the Company. State of Franklin Leasing Corporation (the "Leasing Corp.") was incorporated under the laws of the State of Tennessee for the purpose of lease financing. State of Franklin Real Estate, Inc. (the "Real Estate Company") was incorporated for the purpose of selling real estate. The Real Estate Company and John Sevier Title Services, Inc. are wholly owned subsidiaries of the Savings Bank. The Leasing Corp is a wholly owned subsidiary of the Company.


NOTE 2   BASIS OF PREPARATION
------  ----------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the six months ended June 30, 2003 is not necessarily indicative of the results which may be expected for the entire year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2002.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the June 30, 2003 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

     Fixed assets at June 30, 2003, and December 31, 2002 are summarized as follows:

                                                        2003          2002
                                                    -----------   -----------
     Land                                             1,580,000     1,580,000
     Buildings and Leasehold Improvements             3,757,214     3,457,883
     Furniture, Fixtures and Equipment                2,568,368     2,395,912
                                                    -----------   -----------
                                                      7,905,582     7,433,795
     Less:  Accumulated Depreciation                 (1,839,310)   (1,673,028)
                                                    -----------   -----------
                                                      6,066,272     5,760,767
                                                    ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------    ------------------

     Loans receivable at June 30, 2003 and December 31, 2002, consist of the following:

                                                   2003             2002
                                              --------------   --------------
  First Mortgage Loans                           54,461,321       57,183,220
  Construction Loans                             19,433,843       18,579,725
  Consumer Loans                                 11,934,106       13,679,529
  Participation Loans, Net                          470,379          481,399
  Commercial Loans                               65,784,939       66,392,958
  Credit Line Advances                              923,826          519,020
  Lease Finance                                   1,606,105        1,459,185
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           154,614,519      158,295,036
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process     (   614,498)     (   143,455)
    Net Deferred Loan Origination Fees          (   275,389)     (   246,447)
    Accumulated General Loan Loss Allowance     ( 1,851,710)     ( 1,563,320)
                                             ---------------  ---------------
                                                ( 2,735,177)     (12,598,933)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              151,879,342      156,341,814
                                             ===============  ===============

An analysis of the allowance for loan and lease losses at June 30, 2003 and December 31, 2002 is as follows:

                                                    2003             2002
                                              --------------   --------------
    Balance - Beginning of Period                 1,563,320        1,473,855
    Provision for Loan and Lease Losses             291,470          578,979
    Loans and Leases Charged-Off                 (    3,100)      (  489,857)
    Charged-Off Loan and Lease Recoveries                20              343
                                              --------------   --------------

    Balance - End of Period                       1,851,710        1,563,320
                                              ==============   ==============

     The gross amount of participation loans serviced by State of Franklin Savings Bank was $940,758 at June 30, 2003 and $962,371 at December 31, 2002.

     At June 30, 2003 the Company had nonaccrual loans totaling $2.3 million which included $190,043 in impaired loans. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual agreement. The Company had no loans or leases 90 days or more past due and still accruing and no restructured loans at June 30, 2003. The Company had non-accrual loans totaling $1.1 million at December 31, 2002.

NOTE  6     FEDERAL REGULATION
-------     ------------------

The capital ratios for the Bank are as follows:

                                                            For Capital
                                                             Adequacy
                                                             Purposes
                                                          And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands  (Reviewed)             Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of June 30, 2003:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        21,627    11.71%    >=18,474   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        19,983    10.82%    >=11,084    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       19,084     7.28%    >=13,721    5.0%

As of December 31, 2002:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        21,928    11.49%    >=19,085   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        20,441    10.71%    >=11,451    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       20,441     7.74%    >=13,213    5.0%


The capital ratios for the Company are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  -----------------
In Thousands  (Reviewed)             Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------

As of June 30, 2003:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        31,474     16.98%   >=18,535    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        28,884     15.58%   >=11,121     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       28,884     10.47%   >=13,798     5.0%

As of December 31, 2002:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        31,594     16.51%   >=19,136    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        29,437     15.38%   >=11,482     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       29,437     11.08%   >=13,283     5.0%

NOTE 7    EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------

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

          On June 30, 2000, the ESOP borrowed an additional $599,994 from the Company and used the funds to purchase 44,444 additional shares of common stock of the Company at $13.50 per share. Note payments were $7,280 per month for ten years with a fixed interest rate of 8.00%. The note balance outstanding at December 31, 2000 was $579,985. In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at June 30, 2003 was $853,228. Also, in November 2001, the Company granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term. Interest is paid monthly with principal payments made as funds are available. At June 30, 2003, there was a $30,700 balance outstanding on the line of credit.

          Shares owned by the ESOP at June 30, 2003 totaled 168,148. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December
          31. Shares allocated and remaining in suspense were as follows:

                                                         June 30,   December 31,
                                                           2003          2002
                                                    -------------  -------------
      Number of Shares
        Released and Allocated since Inception             72,361         62,665
        Suspense                                           76,307         86,003

      Fair Value
        Released and Allocated since Inception          1,302,498      1,127,970
        Suspense                                        1,373,526      1,548,054

          The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's contributions to the ESOP are as follows:

                                                         June 30,   December 31,
                                                           2003           2002
                                                    -------------  -------------
      Compensation Expense                                204,000        330,000
      Contributions                                       204,000        330,000

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

     STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2003        83,014    71,625     $12.00
                                                 During 2003             7,000     7,000      18.00
     Options Granted - Management                January 1, 2003       217,385   159,245      12.50
                                                 During 2003            11,658        --      18.00
                                                                       -------   -------
     Options Outstanding - June 30, 2003                               319,057   237,870     $12.69
                                                                       =======   =======

NOTE 8     DEPOSITS
-------   ----------

     Deposit balances are summarized as follows:

                                            June 30, 2003                December 31, 2002
                                    -----------------------------  -----------------------------
                                       Rate      Amount   Percent     Rate      Amount   Percent
                                    ------- -----------  --------  ------- -----------  --------
     Passbook                          1.53  76,906,742     35.75     2.04  63,942,676     32.16
     Interest-Free Checking              --  10,843,369      5.04       --  11,354,070      5.71
     NOW                               1.26  15,563,164      7.23     1.50  13,425,042      6.75
     Money Market Deposit              1.48  30,512,693     14.18     1.71  35,372,704     17.79
                                            -----------  --------          -----------  --------
                                            133,825,968     62.20          124,094,492     62.41
                                            -----------  --------          -----------  --------
     Fixed Term Certificate Accounts
      Balances $100,000 or greater     3.00  20,625,333      9.59     3.31  19,388,917      9.75
      Balances less than $100,000      2.89  60,698,327     28.11     3.08  55,356,478     27.84
                                            -----------  --------          -----------  --------
                                             81,323,660     37.80           74,745,395     37.59
                                            -----------  --------          -----------  --------
                                            215,149,628    100.00          198,839,887    100.00
                                            ===========  ========          ===========  ========

The contractual maturity of certificate accounts at June 30, 2003 and December 31, 2002, is as follows:

           Period Ending June 30, 2003             Year Ending December 31, 2002
         --------------------------------          -----------------------------
            2003             28,515,366              2003            49,359,359
            2004             30,863,639              2004            11,390,081
            2005             12,690,399              2005            11,253,040
            2006              4,304,049              2006               737,993
            2007 and After    4,950,207              2007 and After   2,004,922
                             ----------                              ----------
                             81,323,660                             74,745,395
                             ==========                              ==========

NOTE 9     FEDERAL HOME LOAN BANK ADVANCES
-------    -------------------------------

Advances from FHLB are summarized as follows for the periods ended June 30, 2003 and December 31, 2002:

         Contractual Maturity                            2003             2002
         --------------------                        -----------     -----------

         Convertible Fixed Rate (Within 10 Years)    35,000,000       35,000,000
         Matched-Funding (30-Year Amortizing)         1,226,868        1,238,709

         Weighted Average Rate                            4.85%            4.85%

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

NOTE 10     INVESTMENT SECURITIES
-------     ---------------------

The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at June 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

                                                             Gross       Gross     Estimated
                                             Amortized    Unrealized  Unrealized     Market
                                                Cost         Gains       Losses      Value
                                             ----------     -------    ----------  -----------
     Available-for-Sale:
          United States Government
            Agency Securities Maturing:
               Within one year                3,579,836      14,982           --     3,594,818
               After one year
                 but within five years        2,094,653       8,580       31,788     2,071,445
               After five years
                 but within ten years         1,111,771          --        3,115     1,108,656
               After ten years
                 but within fifteen years       999,766      12,391           --     1,012,157

          Collateralized Mortgage Obligations:
               After five years
                 but within ten years           292,887      23,388           --       316,275

              Municipal Securities Maturing:
               Within one year                  130,000       3,277           --       133,277
               After one year
                 but within five years          575,000      53,271           --       628,271
               After five years
                 but within ten years         4,182,778     340,466           --     4,523,244
               After ten years
                 but within fifteen years    10,516,376     968,086           --    11,484,462
               After fifteen years
                 but within twenty years      3,688,386     317,282           --     4,005,668
               After 20 years                 2,020,589      85,405       54,407     2,051,587

         Corporate Securities Maturing:
               After one year
                 but within five years        1,386,689      50,381           --     1,437,070
               After five years
                 but within ten years         4,520,544     117,781           --     4,638,325
               After ten years
                 but within fifteen years     2,100,000       9,849           --     2,109,849
               After twenty years             1,729,936     128,309           --     1,858,245

          Equity Securities
                Callable within one year     17,936,392      63,608    2,980,000    15,020,000
                Callable after one year
                  but within five years       4,422,998     400,000        6,777     4,816,221
                Callable after five years
                  but within ten years        1,000,000      65,400           --     1,065,400

          Other
               After 20 years                   830,084     254,116           --     1,084,200
                                             ----------   ---------    ---------   -----------
                  Total Available-for-Sale   63,118,685   2,916,572    3,076,087    62,959,170
                                             ==========   =========    =========   ===========
     Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
               After five years
                 but within ten years         4,503,248      10,975           --     4,514,223
               After ten years
                 but within fifteen years     2,995,938         219        8,238     2,987,919
               After 20 years                 1,479,885      30,545           --     1,510,430

          Collateralized Mortgage Obligations:
               After ten years
                 but within fifteen years       987,885          53           --       987,938
               After twenty years             1,222,584           2        4,116     1,218,470

          Corporate Securities Maturing:
               After one year
                 but within five years        1,031,934      66,095           --     1,098,029
               After five years
                 but within ten years           500,462      26,839           --       527,301
               After twenty years             3,162,802     538,088           --     3,700,890
                                             ----------     -------    ---------   -----------
                  Total Held-to-Maturity     15,884,738     672,816       12,354    16,545,200
                                             ==========     =======    =========   ===========

NOTE 11     EARNINGS PER SHARE
-------     ------------------

Earnings per share for three months and six months ended June 30, 2003, compared with the same period in 2002, are as follows:

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                      2003        2002          2003        2002
                                                   ---------   ---------    ----------   ----------
Net Income                                        $  614,456  $  818,337    $1,445,699  $1,467,865

Average Basic Shares Outstanding                   1,387,191   1,381,617     1,384,778   1,379,826

Basic Earnings Per Share                                 .44         .59          1.04        1.06
                                                  ==========  ==========    ==========  ==========

Net Income                                           614,456     818,337     1,445,699   1,467,865

Average Basic Shares Outstanding                   1,387,191   1,381,617     1,384,778   1,379,826
Dilutive Effect Due to Stock Options                  94,125      91,358        94,243      92,750
                                                  ----------  ----------    ----------  ----------
Average Shares Outstanding, as Adjusted            1,481,549   1,475,742     1,479,021   1,472,576

Diluted Earnings Per Share                        $      .41  $     0.55    $      .98  $     1.00
                                                  ==========  ==========    ==========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     GENERAL
     -------

     The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of State of Franklin Bancshares, Inc. (the "Company"). State of Franklin Savings Bank (the "Savings Bank") and State of Franklin Leasing Corporation (the "Leasing Corp.") represent virtually all of the assets of the Company. The Company places an emphasis on an integrated approach to its balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity, and capital. These components are examined below.

     BALANCE SHEET REVIEW
     --------------------

     At June 30, 2003, assets of the Company totaled $284.7 million reflecting an increase of $16.6 million or 6% since December 31, 2002. The growth in assets has been funded primarily by a $16.3 million increase in deposits.

     LOANS
     -----

     Loans outstanding totaled $154.6 million at June 30, 2003 compared with $158.3 million at December 31, 2002. First mortgage loans decreased $2.7 million and consumer loans declined $1.3 million while commercial and construction loans increased slightly. The loan portfolio mix at June 30, 2003 consists of 36% residential mortgages, 43% commercial, 12% real estate construction, and 9% consumer loans.

     INVESTMENT SECURITIES
     ---------------------

     Investment   securities  totaled  $79.0  million  at  June  30,  2003.  The investment portfolio at quarter end consisted of $16.8 million in debt securities issued by the U.S. Government or Federal Agencies, $2.5 million in collateralized mortgage obligations, $22.8 million in securities issued by state, county, or municipalities, $14.4 million in corporate securities, $20.9 million in preferred stock issued by Federal Agencies, and $1.1 million in other equity securities.

     At June 30, 2003, securities categorized as available-for-sale totaled $63 million while the held-to-maturity securities totaled $15.9 million compared to $62 million in available-for-sale and $15.7 million in held-to-maturity at December 31, 2002. At June 30, 2003, the available-for-sale portfolio had net unrealized losses of $159,515 while our held-to-maturity securities had $660,462 in net unrealized gains.

     NON-PERFORMING ASSETS
     ---------------------

     At June 30, 2003 the Company had nonaccrual loans totaling $2.3 million compared with $1.1 million at December 31, 2002. The reserve for loan and lease losses was $1,851,710 at June 30, 2003, or 1.20% of loans and leases outstanding, net of unearned income and loans held for sale, compared to $1,563,320 or .99% at December 31, 2002. Management believes the allowance for loan losses is adequate to provide for potential loan losses.

     DEPOSITS
     --------

     Total deposits at June 30, 2003 of $215.1 million, reflected an increase of $16.3 million or a 8% increase from $198.8 million at December 31, 2002. Noninterest bearing demand deposits totaled $10.8 million at June 30, 2003, a decrease of $511,000 from December 31, 2002. Interest bearing deposits increased $16.8 million to $204.3 million at June 30, 2003.

     CAPITAL
     -------

     Tier 1 capital for the Savings Bank at June 30, 2003 was $20 million. At June 30, 2003, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 10.82%, 11.71% and 7.28%, respectively.

     Tier 1 capital for the Company at June 30, 2003, was $28.9 million with Tier 1, total risk-based, and leverage ratios of 15.58%, 16.98%, and 10.47%, respectively.

     LIQUIDITY
     ---------

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and an unused line of credit with the Federal Home Loan Bank of Cincinnati totaling $62 million at June 30, 2003.

     EARNINGS REVIEW
     ----------------

     The Company had net income of $614,456 for the three months ending June 30, 2003, compared with $818,337 for the same period last year, resulting in a decrease of 24%. Return on average assets was .89% and the return on average equity was 10.52% for the three months ended June 30, 2003, compared with 1.27% and 16.89%, respectively, for the same period in 2002. For the six months ending June 30, 2003, net income was $1,445,699 compared with $1,467,865 for the first six months in 2002. Return on average assets and average equity was 1.07% and 12.61%, respectively, compared with 1.16% and 15.51% for the six month period ended June 30, 2002. For the six months ended June 30, 2003, net income per diluted share was $0.98 compared to earnings per share of $1.00 for the same period in 2002.

     Noninterest income increased $420,898, or 81%, during the six months ended June 30, 2003, compared the same period last year as a result of increases in other fees and service charges, gains on loans sold, realized gains on securities, real estate sales commission, and insurance commissions. Partially offsetting the increases was a decline in rental income. Areas contributing significantly to the increase in noninterest income included the increase in real estate sales commission income generated as a result of the creation of State of Franklin Real Estate during the first quarter of 2002 and the increase in gains on loans sold. Gains on loans sold increased over the same period last year as a result of both refinancing of existing homes and increased activity in the housing market.

     Noninterest expense was $2,559,813 for the six months ending June 30, 2003, a decrease $144,547, or 5% under the 2002 period, resulting from declines in furniture and equipment expense, advertising, and other operating expenses. The decline was partially offset by increases in compensation and related benefits, occupancy, and advertising expense.

     NET INTEREST INCOME
     -------------------

     Interest income and interest expense both decreased from 2002 to 2003 as a result of declining interest rates; consequently, net interest income of $3,930,020 for the six months ended June 30, 2003 reflects a decrease of $293,450 or 7% under the same period last year. For the six months ending June 30, 2003, average earning assets increased $13.7 million or 6% while average interest bearing liabilities increased $11.7 million, or 5%, compared with the same period in 2002. The taxable equivalent yield on earning assets declined 1.11% to 5.87% for the first six months of 2003 compared with the same period in 2002 while the cost on interest bearing liabilities declined 62 basis points to 2.84%. Consequently, the taxable equivalent net interest margin based on average earning assets decreased to 3.29% for the six months ending June 30, 2003 compared with 3.81% for the same period in 2002.

     PROVISION FOR LOAN LOSSES
     -------------------------

     During the six months ended June 30, 2003, the provision for possible loan losses was $291,470 compared with $275,000 for the same period last year. There were $3,080 in loan or lease charge-offs net of recoveries for the six months ended June 30, 2003, compared with $323,039 during the same period in 2002. The allowance for possible loan losses represented 1.20% of total loans, net of mortgage loans held-for-sale, at June 30, 2003, compared to .93% at June 30, 2002. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

     PROVISION FOR INCOME TAXES
    ---------------------------

     For the six months ended June 30, 2003, the provision for federal and state income taxes were $573,491, an increase of $277,691 from 2002. The increase is due to a higher level of taxable income over the same period in 2002.

     NONINTEREST INCOME
    -------------------

     The Company's noninterest income was $940,453 during the six months ended June 30, 2003, an increase of $420,898 or 81% from the comparable 2002 period. During 2003, other fees and service charges, net gain on loans sold, realized gain on securities, real estate sales commissions, and insurance commission income increased $38,396, $303,114, $231, $83,852, and $5,304, respectively. Partially offsetting the increases in noninterest income was a $9,999 decline in rental income.

     NONINTEREST EXPENSE
     --------------------

     Noninterest expense totaled $2,559,813 for the six month period ending June 30, 2003, a decrease of $144,547 or 5%. The decrease was the net result of a $62,356 decrease in furniture and equipment expense, a $17,638 decrease in advertising expense, and a $250,836 decrease in other operating expenses combined with increases in compensation and benefits, occupancy expense, and data processing expense of $133,301, $39,518, and $13,464, respectively.

ITEM 3  CONTROLS AND PROCEDURES
------  -----------------------

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company's President and its Chief Executive Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, the President and the Chief Executive Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

          None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting on May 20, 2003, the shareholders voted on the following proposals with the results as indicated:


          1. Elected four of its current directors to continue in office until the 2006 annual meeting of shareholders. Current directors elected to three-year terms were as follows:

                                               FOR           WITHHOLD AUTHORITY
                                            ---------        ------------------
          Charles E. Allen, Sr., M.D.        1,071,888             7,450
          Donald R. Jeanes                   1,072,688             6,650
          Alan R. Hubbard                    1,073,388             5,950
          Richard S. Venable                 1,072,688             6,650

     Directors continuing to serve include:

          Charles E. Allen, Jr.      Randal R. Greene    Vance W. Cheek
          Kenneth E. Cutshall, M.D.  Steven K. Gross     Verrill M. Norwood, Jr.
          Cameron E. Perry           Henry J. Williams, M.D.

          2. Ratified the appointment of Baylor & Backus as the Company's independent accountants and auditors for 2003 as follows:

               FOR           AGAINST          ABSTAIN         BROKER NON-VOTES
             ------          -------          -------         ----------------
           1,073,813          3,375            2,150                 0

ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          31.1 Certification of Randal R. Greene, President of State of Franklin Bancshares, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Charles E. Allen, Jr., the Chairman of the Board and Chief Executive Officer (Principal Executive, Financial and Accounting Officer) of State of Franklin Bancshares, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Randal R. Greene, President of State of Franklin Bancshares, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Charles E. Allen, Jr., the Chairman of the Board and Chief Executive Officer (Principal Executive, Financial and Accounting Officer) of State of Franklin Bancshares, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              STATE OF FRANKLIN BANCSHARES, INC.
                                              ----------------------------------
                                                        (Registrant)





    August 12, 2003                            /s/ Randal R. Greene
-------------------------                     ----------------------------------
         (Date)                                   Randal R. Greene, President





    August 12, 2003                            /s/ Charles E. Allen, Jr.
-------------------------                     ----------------------------------
         (Date)                                     Charles E. Allen, Jr.,
                                                   Chairman of the Board
                                                 and Chief Executive Officer
                                                (Principal Executive, Financial
                                                   and Accounting Officer)