Form 10QSB
period 2003-09-30
STATE OF FRANKLIN BANCSHARES INC
filed 2003-11-14
CIK 1066626

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:    SEPTEMBER 30, 2003
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


CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES    X    NO
                                      ----

                                    1,465,512
                   ------------------------------------------
    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 10, 2003)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES         NO    X
                                                 ----

                        STATE OF FRANKLIN BANCSHARES, INC

                                      INDEX
                                      -----

PART I.        FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                                     PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                        4 - 5
                     THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) AND 2002 (UNAUDITED)
                     NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) AND 2002 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   6
                     NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2002 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        7
                     NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) AND 2002 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       8


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                14

         ITEM 3.  CONTROLS AND PROCEDURES                                                     16



PART II.   OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                           17

        ITEM 2.   CHANGES IN SECURITIES                                                       17

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                              17

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         17

        ITEM 5.   OTHER INFORMATION                                                           17

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            17


PART 1  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                             STATE OF FRANKLIN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                SEPTEMBER 30,       DECEMBER 31,
                             ASSETS                           2003 - UNAUDITED     2002 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   5,808,129      $   5,751,547
Federal Funds Sold                                                  28,600,000         12,705,000
Short-Term Interest Bearing Deposits                                 3,581,876          1,365,722
-------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                  37,990,005         19,822,269
-------------------------------------------------------------------------------------------------
Investments - HTM
   (Estimated Market 2003 - $27,397,366 and 2002 - $15,736,381)     27,344,408         15,738,303
Investments - AFS                                                   67,204,988         61,213,653
Loans Held for Sale                                                  2,635,009          2,447,752
Loans and Leases Receivable                                        147,642,043        157,905,134
   Less: Allowance for Loan and Lease Losses                      (  1,883,329)      (  1,563,320)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                145,758,714        156,341,814
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,472,386          1,502,448
Land, Buildings & Equip at Cost Less Accum Depr
   of $1,948,484 in 2003 and $1,673,028 in 2002                      6,119,798          5,760,767
Prepaid Expense and Accounts Receivable                                147,655            200,598
Deferred Tax Assets                                                    798,168            416,903
FHLB Stock                                                           2,331,300          2,263,100
Investment in Service Bureau at Cost                                   815,009            815,009
Other Real Estate Owned                                              1,259,394          1,321,575
Other Assets                                                           152,000            188,000
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 294,028,833      $ 268,032,191
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $  12,448,707      $  11,354,070
Interest-Bearing Deposits                                          211,454,497        187,485,817
Advances to Borrowers for Taxes and Insurance                          260,096            115,191
Accrued Interest on Deposits                                           147,140            184,365
Accrued State and Federal Taxes                                         28,821            257,078
Other Accounts Payable and Accrued Expenses                            568,925            581,085
Repurchase Agreements                                                  256,258          1,049,781
FHLB Long-Term Advances                                             36,217,301         36,238,709
Deferred Credits on REO                                                115,983            144,338
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 261,497,728      $ 237,410,434
-------------------------------------------------------------------------------------------------

Guaranteed Preferred Beneficial Interest in
   Subordinated Debentures                                           8,000,000          8,000,000

STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,465,512
Paid-in Capital                                                     14,251,461         14,251,461
Accumulated Other Comprehensive Income                             (   192,422)           252,107
Retained Earnings                                                    9,825,921          7,711,127
  Less: Employee Stock Ownership                                   (   819,367)       ( 1,058,450)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  24,531,105      $  22,621,757
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 294,028,833      $ 268,032,191
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2003 - UNAUDITED  2002 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                              $    2,389,306     $   2,905,053
Other Interest Income                                          970,352         1,236,033
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 3,359,658         4,141,086
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         1,098,680         1,335,117
Interest on Repurchase Agreements                                  984             3,146
Interest on Short-Term Debt                                        113                25
Interest on Long-Term Debt                                     439,879           441,434
Interest on Subordinated Debentures                            107,502           123,851
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                1,647,158         1,903,573
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           1,712,500         2,237,513
PROVISION FOR LOAN LOSSES                                     (100,892)         (127,500)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            1,611,608         2,110,013
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 144,598           114,537
Net Gain on Loans Sold                                         291,219            87,469
Realized Gain on Securities                                        229           255,758
Real Estate Sales Commission Income                             82,141            55,454
Insurance Commission Income                                     25,514            16,703
Rental Income, Net                                              26,093            28,430
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      569,794           558,351
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              715,471           653,955
Occupancy Expenses                                             122,122           108,165
Furniture and Equipment Expense                                 99,794           112,300
Advertising                                                     55,529            53,186
Data Processing Expense                                        143,094           133,379
Other                                                          207,682           373,824
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  1,343,692         1,434,809
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                837,710         1,233,555
PROVISION FOR INCOME TAXES                                    (168,614)         (257,611)
----------------------------------------------------------------------------------------
       NET INCOME                                       $      669,096     $     975,944
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                 $         0.48     $        0.71
  DILUTED                                                         0.44              0.66
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,391,545         1,381,397
  DILUTED                                                    1,508,164         1,475,523
========================================================================================


  The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2003 - UNAUDITED  2002 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     7,899,302   $     8,363,058
Other Interest Income                                        2,734,083         3,890,182
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                10,633,385        12,253,240
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         3,343,486         4,188,048
Interest on Repurchase Agreements                                8,138             3,225
Interest on Short-Term Debt                                        169                63
Interest on Long-Term Debt                                   1,313,148         1,228,139
Interest on Subordinated Debentures                            325,923           372,782
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                4,990,864         5,792,257
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           5,642,251         6,460,983
PROVISION FOR LOAN LOSSES                                   (  392,362)       (  402,500)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            5,250,159         6,058,483
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 404,527           336,070
Net Gain on Loans Sold                                         750,112           243,248
Realized Gain on Securities                                        460           255,758
Real Estate Sales Commission Income                            222,052           111,513
Insurance Commission Income                                     70,152            56,037
Rental Income, Net                                              62,944            75,280
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                    1,510,247         1,077,906
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                            2,055,272         1,860,455
Occupancy Expenses                                             322,694           269,219
Furniture and Equipment Expense                                263,816           338,678
Advertising                                                    127,215           142,510
Data Processing Expense                                        399,502           376,323
Other                                                          735,008         1,151,984
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  3,903,507         4,139,169
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                              2,856,899         2,997,220
PROVISION FOR INCOME TAXES                                  (  742,105)       (  553,411)
----------------------------------------------------------------------------------------
       NET INCOME                                      $     2,114,794   $     2,443,809
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          1.52   $          1.77
  DILUTED                                                         1.42              1.66
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,387,058         1,380,356
  DILUTED                                                    1,488,847         1,473,569
========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                         STATE OF FRANKLIN BANCSHARES, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2002 (AUDITED)

                                                               Accumulated
                                                                  Other                 Employee
                                    Common         Paid-In    Comprehensive  Retained     Stock
                                     Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------   ------------
Balance at December 31, 2001           1,465,512  14,251,461     (368,029)  4,526,987  (1,090,094)     18,785,837

ESOP Shares Allocated                         --          --           --          --      31,644          31,644

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
          (Net of $321,852 Income Tax)        --          --      527,249          --          --         527,249
      Less: Reclassification Adjustment
          (Net of $57,659 Income Tax)         --          --       92,886          --          --          92,886
                                                                                                     ------------
                                                                                                          620,135

  Net Income                                  --          --           --   3,184,141          --       3,184,141
                                                                                                     ------------
        Total Comprehensive Income            --          --           --          --          --       3,804,276
                                      ----------  ----------     --------   ---------  ----------    ------------
Balance at December 31, 2002           1,465,512  14,251,461      252,106   7,711,128  (1,058,450)     22,621,757

ESOP Shares Allocated                         --          --           --          --     239,083         239,083

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $274,433 Income Tax)        --          --     (433,417)         --          --        (433,417)
      Less: Reclassification Adjustment
          (Net of $6,896 Tax Benefit)         --          --      (11,111)         --          --         (11,111)
                                                                                                     ------------
                                                                                                         (444,528)

  Net Income                                  --          --           --   2,114,793          --       2,114,793
                                                                                                     ------------
        Total Comprehensive Income            --          --           --          --          --       1,670,265
                                      ----------  ----------     --------   ---------  -----------   ------------
Balance at September 30, 2003          1,465,512  14,251,461     (192,422)  9,825,921    (819,367)     24,531,105
                                      ==========  ==========     ========   =========  ===========   ============


The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ----------------------------------
                                                                               2003 - UNAUDITED  2002 - UNAUDITED
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $   2,114,794     $  2,443,809
  Items Not Affecting Cash:
    Depreciation                                                                        277,448          361,993
    (Increase) Decrease in Accrued Interest                                              30,062         (122,363)
    Deferred Income Taxes (Benefit)                                                    (102,975)         (86,167)
    Provision for Loan and Lease Losses                                                 392,362          402,500
    Decrease in Prepaid Expenses and Accounts Receivable                                 52,943          100,541
    Increase (Decrease) in Interest Payable                                             (37,225)           7,528
    (Decrease) in State and Federal Taxes Payable                                      (228,257)               -
    Increase (Decrease) in Other Accounts Payable and Accrued Expenses                  (12,160)         338,970
    Increase in Deferred Loan Fees, Net                                                  17,429          117,088
    Realized (Gain) on Securities                                                          (460)        (255,758)
    Discount Accretion                                                                 (127,151)        (398,579)
    Premium Amortization                                                                464,154                -
    Earned ESOP Shares                                                                  239,083           20,269
    FHLB Stock Dividends                                                                (68,200)         (76,100)
    Net (Increase) in Loans Held for Sale                                              (187,257)        (923,280)
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                       2,824,590        1,930,451
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                          (23,289,301)     (20,357,390)
  Purchase of Available-for-Sale Investments                                        (14,014,267)      (5,897,039)
  Proceeds from Maturities of Held-to-Maturity Investments                            3,495,000        8,000,000
  Proceeds from Maturities of Available-for-Sale Investments                          4,423,358       11,484,105
  Proceeds from Sale of Available-for-Sale Securities - AFS                                   -          673,487
  Principal Payments on Mortgage-backed Securities - AFS                             10,766,400        3,353,845
  (Increase) Decrease in Loans Receivable, Net                                       10,207,136      (20,399,872)
  Purchases of Premises and Equipment                                                  (638,471)        (551,120)
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                          (9,050,145)     (23,693,984)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                                25,063,317       (1,042,735)
  Net Increase in Advances by Borrowers for Taxes and Insurance                         144,905          158,095
  Net Increase (Decrease) in Repurchase Agreements                                     (793,523)         708,936
  Repayment of FHLB Advances                                                            (21,408)          (8,844)
  Proceeds from FHLB Advances                                                                 -       (5,936,560)
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        24,393,291        5,752,012
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           18,167,736      (16,011,521)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                        19,822,269       33,900,338
-----------------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  37,990,005     $ 17,888,817
=================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $    (444,529)    $  1,254,791
Acquisition of Real Estate Property through Foreclosure of Related Loans          $   1,259,394     $  1,516,904
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $   1,180,682     $  1,232,381
    Interest                                                                      $   5,028,089     $  5,784,729
=================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

STATE OF FRANKLIN BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1  INCORPORATION AND OPERATIONS
------ ------------------------------

     State of Franklin Bancshares, Inc. ("Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding
     company  of  State  of  Fanklin   Savings  Bank  ("Savings   Bank").   The
     stockholders of the Savings Bank exchanged their shares for the shares of the Company, whereby the Savings Bank became a wholly owned subsidiary of the Company. State of Franklin Leasing Corporation ("Leasing Corp") was incorporated under the laws of the State of Tennessee for the purpose of lease financing. State of Franklin Real Estate, Inc. ("Real Estate Company") was incorporated for the purpose of selling real estate. The Real Estate Company and John Sevier Title Services, Inc. ("Title Company") are wholly owned subsidiaries of the Savings Bank. The Leasing Corp is a wholly owned subsidiary of the Company.


NOTE 2   BASIS OF PREPARATION
------  ----------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the nine months ended September 30, 2003 is not necessarily indicative of the results which may be expected for the entire year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2002.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the September 30, 2003 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

     Fixed assets at September 30, 2003, and December 31, 2002 are summarized as follows:

                                                         2003          2002
                                                      -----------   -----------
     Land                                               1,580,000     1,580,000
     Buildings and Leasehold Improvements               3,806,250     3,457,883
     Furniture, Fixtures and Equipment                  2,682,032     2,395,912
                                                      -----------   -----------
                                                        8,068,282     7,433,795
     Less:  Accumulated Depreciation                   (1,948,484)   (1,673,028)
                                                      -----------   -----------
                                                        6,119,798     5,760,767
                                                      ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------    ------------------

Loans receivable at September 30, 2003 and December 31, 2002, consist of the following:

                                                   2003              2002
                                              --------------   --------------
  First Mortgage Loans                           51,050,595       57,183,220
  Construction Loans                             21,042,223       18,579,725
  Consumer Loans                                 12,702,381       13,679,529
  Participation Loans, Net                          464,161          481,399
  Commercial Loans                               60,921,208       66,392,958
  Credit Line Advances                            1,087,565          519,020
  Lease Finance                                   1,585,351        1,459,185
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           148,853,484      158,295,036
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process     (   947,568)     (   143,455)
    Net Deferred Loan Origination Fees          (   263,873)     (   246,447)
    Accumulated General Loan Loss Allowance     ( 1,883,329)     ( 1,563,320)
                                             ---------------  ---------------
                                                ( 3,094,770)     (12,598,933)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              145,758,714      156,341,814
                                             ===============  ===============

    An analysis of the allowance for loan and lease losses at September 30, 2003 and December 31, 2002 is as follows:

                                                    2003             2002
                                              --------------   --------------
    Balance - Beginning of Period                 1,563,320        1,473,855
    Provision for Loan and Lease Losses             392,362          578,979
    Loans and Leases Charged-Off                 (   72,373)      (  489,857)
    Charged-Off Loan and Lease Recoveries                20              343
                                              --------------   --------------

    Balance - End of Period                       1,883,329        1,563,320
                                              ==============   ==============

     The gross amount of participation loans serviced by State of Franklin Savings Bank was $928,322 at September 30, 2003 and $962,371 at December 31, 2002.

     At September 30, 2003 the Company had nonaccrual loans totaling $3.3 million which included $146,630 in impaired loans. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual agreement. The Company had no loans or leases 90 days or more past due and still accruing and no restructured loans at September 30, 2003. The Company had non-accrual loans totaling $1.1 million at December 31, 2002.

NOTE  6     FEDERAL REGULATION
-------     ------------------

The capital ratios for the Savings Bank are as follows:


                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                          And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands                         Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of September 30, 2003:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        23,713    12.21%    >=19,427   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        22,138    11.39%    >=11,656    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       22,138     7.66%    >=14,447    5.0%

As of December 31, 2002:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        21,928    11.49%    >=19,085   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        20,441    10.71%    >=11,451    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       20,441     7.74%    >=13,213    5.0%


The capital ratios for the Company are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  ------------------
In Thousands                         Amount    Ratio    Amount    Ratio
---------------------------          -----------------  ------------------

As of September 30, 2003:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        33,613     17.26%   >=19,477    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        31,691     16.27%   >=11,686     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       31,691     10.86%   >=14,584     5.0%

As of December 31, 2002:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        31,594     16.51%   >=19,136    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        29,437     15.38%   >=11,482     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       29,437     11.08%   >=13,283     5.0%

NOTE 7     EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------

     EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has an employee stock ownership plan ("ESOP") for those employees who meet the eligibility requirements of the plan. The ESOP was established and funded for 1997. On February 28, 1998, 5,236 shares of the Savings Bank with a fair value of $57,600 were issued for the 1997 contribution. The Savings Bank stock was exchanged for Company stock.

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

     On June 30, 2000, the ESOP borrowed an additional $599,994 from the Company and used the funds to purchase 44,444 additional shares of common stock of the Company at $13.50 per share. Note payments were $7,280 per month for ten years with a fixed interest rate of 8.00%. The note balance outstanding at December 31, 2000 was $579,985. In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at September 30, 2003 was $819,367. Also, in November 2001, the Company granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term. Interest is paid monthly with principal payments made as funds are available. At September 30, 2003, there was no balance outstanding on the line of credit.

     Shares owned by the ESOP at September 30, 2003 totaled 168,148. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:

                                                      September 30, December 31,
                                                          2003          2002
                                                     ------------- -------------
      Number of Shares
        Released and Allocated since Inception           75,947         62,665
        Suspense                                         72,721         86,003

      Fair Value
        Released and Allocated since Inception        1,518,940      1,127,970
        Suspense                                      1,454,420      1,548,054

     The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's contributions to the ESOP are as follows:
                                                     September 30,  December 31,
                                                          2003           2002
                                                     -------------  ------------
      Compensation Expense                              306,000        330,000
      Contributions                                     306,000        330,000

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

     STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2003        83,014    71,625     $12.00
                                                 During 2003             7,000     7,000      18.00
     Options Granted - Management                January 1, 2003       217,385   159,245      12.50
                                                 During 2003            16,047        --      18.55
                                                                       -------   -------
     Options Outstanding - September 30, 2003                          323,446   237,870     $12.79
                                                                       =======   =======

NOTE 8     DEPOSITS
-------   ----------
     Deposit balances are summarized as follows:

                                          September 30, 2003              December 31, 2002
                                    -----------------------------  -----------------------------
                                      Rate     Amount     Percent    Rate     Amount     Percent
                                    ------- -----------  --------  ------- -----------  --------
     Passbook                          1.74  83,717,617     37.39     2.04  63,942,676     32.16
     Interest-Free Checking              --  12,448,707      5.56       --  11,354,070      5.71
     NOW                               1.17  16,753,494      7.48     1.50  13,425,042      6.75
     Money Market Deposit              1.50  29,406,986     13.14     1.71  35,372,704     17.79
                                            -----------  --------          -----------  --------
                                            142,326,804     63.57          124,094,492     62.41
                                            -----------  --------          -----------  --------
     Fixed Term Certificate Accounts
      Balances $100,000 or greater     2.85  21,228,831      9.48     3.31  19,388,917      9.75
      Balances less than $100,000      2.73  60,347,569     26.95     3.08  55,356,478     27.84
                                            -----------  --------          -----------  --------
                                             81,576,400     36.43           74,745,395     37.59
                                            -----------  --------          -----------  --------
                                            223,903,204    100.00          198,839,887    100.00
                                            ===========  ========          ===========  ========

     The contractual maturity of certificate accounts at September 30, 2003 and December 31, 2002, is as follows:

      Period Ending September 30, 2003            Year Ending December 31, 2002
      --------------------------------            -----------------------------
         2003              9,531,950                2003            49,359,359
         2004             40,973,417                2004            11,390,081
         2005             19,125,696                2005            11,253,040
         2006              5,582,849                2006               737,993
         2007 and After    6,362,488                2007 and After   2,004,922
                          ----------                                ----------
                          81,576,400                                74,745,395
                          ==========                                ==========

NOTE 9     FEDERAL HOME LOAN BANK ADVANCES
-------    -------------------------------

     Advances from FHLB are summarized as follows for the periods ended September 30, 2003 and December 31, 2002:

         Contractual Maturity                            2003            2002
         --------------------                        -----------     -----------
         Convertible Fixed Rate (Within 10 Years)   35,000,000       35,000,000
         Matched-Funding (30-Year Amortizing)        1,217,301        1,238,709

         Weighted Average Rate                           4.85%            4.85%

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

NOTE 10     INVESTMENT SECURITIES
-------     ---------------------

     The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at September 30, 2003, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

                                                             Gross       Gross     Estimated
                                             Amortized    Unrealized  Unrealized     Market
                                               Cost          Gains      Losses        Value
                                             ----------     -------    ----------  -----------
     Available-for-Sale:
          United States Government
            Agency Securities Maturing:
               Within one year                3,551,089       5,457           --     3,556,546
               After one year
                 but within five years        1,026,951      10,859           --     1,037,810

          Mortgage Backed Securities:
              After one year
                 but within five years        2,593,323      32,484          872     2,624,935
              After five years
                 but within ten years         2,699,673          --       54,113     2,645,560

              Municipal Securities Maturing:
               Within one year                  130,000       1,957           --       131,957
               After one year
                 but within five years        1,098,744      68,293           --     1,167,037
               After five years
                 but within ten years         4,483,811     193,222           --     4,677,033
               After ten years
                 but within fifteen years     9,707,201     461,849           --    10,169,050
               After fifteen years
                 but within twenty years      3,698,939     141,082           --     3,840,021
               After 20 years                 2,025,511       9,786       60,877     1,974,420

         Corporate Securities Maturing:
               After one year
                 but within five years        1,376,976      35,635           --     1,412,611
               After five years
                 but within ten years         4,504,142      77,008           --     4,581,150
               After ten years
                 but within fifteen years     2,100,000      13,915           --     2,113,915
               After twenty years             1,729,991     114,975           --     1,844,966

          Equity Securities
                Callable within one year     21,053,106     249,394    1,770,000    19,532,500
                Callable after one year
                  but within five years       4,419,206     130,000       13,339     4,535,867
                Callable after five years
                  but within ten years        1,000,000      35,400           --     1,035,400

          Other
               After 20 years                   318,155       6,055           --       324,210
                                             ----------   ---------    ---------   -----------
                  Total Available-for-Sale   67,516,818   1,587,371    1,899,201    67,204,988
                                             ==========   =========    =========   ===========
     Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
                After one year
                 but within five years        2,000,000          --           --     2,000,000
                After five years
                 but within ten years         4,976,930          --      110,088     4,866,842

          Mortgage Backed Securities:
               After five years
                 but within ten years         4,839,437       6,990       18,614     4,827,813
               After ten years
                 but within fifteen years     5,229,928      18,046        7,433     5,240,541
               After twenty years               996,087          --       26,344       969,743

          Municipal Securities Maturing:
               After five years
                 but within ten years           570,475         211           --       570,686
               After ten years
                 but within fifteen years       429,979          --           --       429,979
               After twenty years             1,156,499          --       11,699     1,144,800
          Corporate Securities Maturing:
               After one year
                 but within five years        2,339,518      43,999        1,980     2,381,537
               After five years
                 but within ten years         1,098,362      20,888        5,318     1,113,932
               After twenty years             3,707,193     163,616       19,316     3,851,493
                                             ----------     -------    ---------   -----------
                  Total Held-to-Maturity     27,344,408     253,750      200,792    27,397,366
                                             ==========     =======    =========   ===========

NOTE 11     EARNINGS PER SHARE
-------     ------------------

     Earnings per share for three months and nine months ended September 30, 2003, compared with the same period in 2002, are as follows:

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                      2003        2002          2003        2002
                                                   ---------   ---------    ----------   ----------
Net Income                                           669,096     975,944     2,114,794   2,443,809

Average Basic Shares Outstanding                   1,391,545   1,381,397     1,387,058   1,380,356

Basic Earnings Per Share                                 .48         .71          1.52        1.77
                                                   =========   =========     =========   =========

Net Income                                           669,096     975,944     2,114,794   2,443,809

Average Basic Shares Outstanding                   1,391,545   1,381,397     1,387,058   1,380,356
Dilutive Effect Due to Stock Options                 116,619      94,126       101,789      93,213
                                                   ---------   ---------     ---------   ---------
Average Shares Outstanding, as Adjusted            1,508,164   1,475,523     1,488,847   1,473,569

Diluted Earnings Per Share                               .44        0.66          1.42        1.66
                                                   =========   =========     =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------  -----------------------------------------------------------------------

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

     BALANCE SHEET REVIEW
     --------------------

     At September 30, 2003, assets of the Company totaled $294 million reflecting an increase of $26 million or 10% since December 31, 2002. The growth in assets has been funded primarily by a $25.1 million increase in deposits.

     LOANS
     -----

     Loans outstanding totaled $150.3 million at September 30, 2003 compared with $160.4 million at December 31, 2002. First mortgage loans decreased $6.1 million, consumer loans declined $409,000, and commercial and construction loans declined $2.9 million. The loan portfolio mix at September 30, 2003 consists of 34% residential mortgages, 43% commercial, 14% real estate construction, and 9% consumer loans.

     INVESTMENT SECURITIES
     ---------------------

     Investment  securities  totaled $94.6  million at September  30, 2003.  The investment portfolio at quarter end consisted of $11.6 million in debt securities issued by the U.S. Government or Federal Agencies, $16.3 million in mortgage backed securities, $24.1 million in securities issued by state, county, or municipalities, $17.1 million in corporate securities, $25.1 million in preferred stock issued by Federal Agencies, and $324,000 in other equity securities.

     At September 30, 2003, securities categorized as available-for-sale totaled $67.2 million while the held-to-maturity securities totaled $27.3 million compared to $62 million in available-for-sale and $15.7 million in held-to-maturity at December 31, 2002. At September 30, 2003, the available-for-sale portfolio had net unrealized losses of $311,830 while our held-to-maturity securities had $52,958 in net unrealized gains.

     NON-PERFORMING ASSETS
     ---------------------

     At September 30, 2003 the Company had nonaccrual loans totaling $3.8 million compared with $1.1 million at December 31, 2002. The reserve for loan and lease losses was $1,883,329 at September 30, 2003, or 1.28% of loans and leases outstanding, net of unearned income and loans held for sale, compared to $1,563,320 or .99% at December 31, 2002. Management believes the allowance for loan losses is adequate to provide for potential loan losses.

     DEPOSITS
     --------

     Total deposits at September 30, 2003 of $223.9 million, reflected an increase of $25.1 million or a 13% increase from $198.8 million at December 31, 2002. Noninterest bearing demand deposits totaled $12.4 million at September 30, 2003, an increase of $1.1 million from December 31, 2002. Interest bearing deposits increased $24.0 million to $211.4 million at September 30, 2003.

     CAPITAL
     -------

     Tier 1 capital for the Savings Bank at September 30, 2003 was $22.1 million. At September 30, 2003, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 11.39%, 12.21% and 7.66%, respectively.

     Tier 1 capital for the Company at September 30, 2003, was $31.7 million with Tier 1, total risk-based, and leverage ratios of 16.27%, 17.26%, and 10.86%, respectively.

     LIQUIDITY
     ---------

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and an unused line of credit with the Federal Home Loan Bank of Cincinnati totaling $62 million at September 30, 2003.

     EARNINGS REVIEW
     ----------------

     The Company had net income of $669,096 for the three months ending September 30, 2003, compared with $975,944 for the same period last year, resulting in a decrease of 31%. For the nine months ending September 30, 2003, net income was $2,114,794 compared with $2,443,809 for the same period in 2002. Return on average assets and average equity was 1.02% and 12.25%, respectively, compared with 1.26% and 16.62% for the nine month period ended September 30, 2002. For the nine months ended September 30, 2003, net income per diluted share was $1.42 compared to earnings per share of $1.66 for the same period in 2002.

     Noninterest income increased $432,341, or 40%, during the nine months ended September 30, 2003, compared the same period last year as a result of increases in other fees and service charges, gains on loans sold, real estate sales commission, and insurance commissions. Partially offsetting the increases were declines in rental income and realized gains on securities. Areas contributing significantly to the increase in noninterest income included increases in real estate sales commission income and gains on loans sold which increased over the same period last year as a result of both refinancing of existing homes and increased activity in the housing market.

     Noninterest expense was $3,903,507 for the nine months ending September 30, 2003, a decrease of $329,015, or 14% under the 2002 period, resulting from declines in furniture and equipment expense, advertising, and other operating expenses. The decline was partially offset by increases in compensation and related benefits, occupancy, and data processing expense.

     NET INTEREST INCOME
     -------------------

     Interest income and interest expense both decreased from 2002 to 2003 as a result of declining yields on loans and investments; consequently, net interest income of $5,642,521 for the nine months ended September 30, 2003 reflects a decrease of $818,462 or 13% under the same period last year. For the nine months ending September 30, 2003, average earning assets increased $17.8 million or 7% and average interest bearing liabilities increased $15.4 million, or 7%, compared with the same period in 2002. The taxable equivalent yield on earning assets declined 1.34% to 6.90% for the first nine months of 2003 compared with the same period in 2002 while the cost on interest bearing liabilities declined 65 basis points to 2.74%. Consequently, the taxable equivalent net interest margin based on average earning assets decreased to 3.07% for the nine months ending September 30, 2003 compared with 3.80% for the same period in 2002.

     PROVISION FOR LOAN LOSSES
     -------------------------

     During the nine months ended September 30, 2003, the provision for possible loan losses was $392,362 compared with $402,500 for the same period last year. There were $72,353 in loan or lease charge-offs net of recoveries for the nine months ended September 30, 2003, compared with $469,039 during the same period in 2002. The allowance for possible loan losses represented 1.28% of total loans, net of mortgage loans held-for-sale, at September 30, 2003, compared to .89% at September 30, 2002. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

     PROVISION FOR INCOME TAXES
     --------------------------

     For the nine months ended September 30, 2003, the provision for federal and state income taxes were $742,105, an increase of $188,694 from 2002. The increase is due to a decline in tax exempt income compared to the same period in 2002.

     NONTEREST INCOME
     ------------------

     The Company's noninterest income was $1,510,247 during the nine months ended September 30, 2003, an increase of $432,341 or 40% from the comparable 2002 period. During 2003, other fees and service charges, net gain on loans sold, real estate sales commissions, and insurance commission income increased $68,457, $506,864, $110,539, and $14,115, respectively.
     Partially offsetting the increases in noninterest income was a $255,298 decline in realized gain on securities and a $12,336 decline in rental income.

     NONINTEREST EXPENSE
     --------------------

     Noninterest expense totaled $3,903,507 for the nine month period ending September 30, 2003, a decrease of $235,662 or 6%. The decrease was the net result of a $74,862 decrease in furniture and equipment expense, a $15,295 decrease in advertising expense, and a $416,976 decrease in other operating expenses combined with increases in compensation and benefits, occupancy expense, and data processing expense of $194,817, $53,475, and $23,179, respectively.

ITEM 3.  CONTROLS AND PROCEDURES
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

            None


ITEM 5.    OTHER INFORMATION

            None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

          31.1 Certification of Randal R. Greene, President of State of Franklin Bancshares, Inc. pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Charles E. Allen, Jr., the Chairman of the Board and Chief Executive Officer of State of Franklin Bancshares, Inc. pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Randal R. Greene, President of State of Franklin Bancshares, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Charles E. Allen, Jr., the Chairman of the Board and Chief Executive Officer of State of Franklin Bancshares, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             STATE OF FRANKLIN BANCSHARES, INC.
                                             ----------------------------------
                                                    (Registrant)





    November 13, 2003                        /s/  Randal R. Greene
---------------------------                  ----------------------------------
         (Date)                               Randal R. Greene, President





    November 13, 2003                        /s/  Charles E. Allen, Jr.
---------------------------                  ----------------------------------
         (Date)                              Charles E. Allen,Jr.,
                                             Chairman of the Board
                                             and Chief Executive Officer
                                            (Principal Executive, Financial
                                               and Accounting Officer)