Form 10KSB
period 2003-12-31
STATE OF FRANKLIN BANCSHARES INC
filed 2004-03-29
CIK 1066626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-24675

                       STATE OF FRANKLIN BANCSHARES, INC.
                 (Name of small business issuer in its charter)


       TENNESSEE                                            62-1749121
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                             1907 North Roan Street
                          Johnson City, Tennessee 37601
              (Address of principal executive offices and Zip Code)

                    Issuer's telephone number (423)926-3300


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the twelve months ended December 31, 2003 were $16,035,307.

     The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as of March 15, 2004 is approximately $19.1 million. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding at March 15, 2004, Common Stock, $1.00 par value, 1,465,512 shares.

Documents Incorporated by Reference: Proxy Statement related to 2004 Annual Meeting of Shareholders (Part III hereof).

Transitional Small Business Disclosure Forman (check one):  Yes [ ]  No [X]

                                     PART I
Item 1.  Description of Business

The Company

     State of Franklin Bancshares, Inc. ("State of Franklin") is a registered bank holding company organized under the laws of Tennessee and headquartered in Johnson City, Tennessee. State of Franklin Savings Bank (the "Savings Bank") is a wholly owned subsidiary through which we conduct our banking operations. References to "State of Franklin" include State of Franklin Bancshares, Inc. and the Savings Bank. On December 31, 2003, we had consolidated total assets of approximately $292 million. State of Franklin Leasing Corporation is a wholly owned subsidiary of State of Franklin which engages in equipment lease financing. The Savings Bank offers title services through its wholly owned subsidiary John Sevier Title Services, Inc. (the "Title Company"). State of Franklin Real Estate, Inc. (the "Real Estate Company") was incorporated as a wholly owned subsidiary of the Savings Bank for the purpose of selling real estate.

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

The Savings Bank

     The Savings Bank was incorporated under the laws of the State of Tennessee and commenced business on February 26, 1996, as a Tennessee-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation's (the "FDIC") Bank Insurance Fund. The Savings Bank is regulated by the Tennessee Department of Financial Institutions and the FDIC. The Savings Bank operates a main office and two branches in Johnson City, Washington County, Tennessee, and two branches in Kingsport, Sullivan County, Tennessee. The Savings Bank owns the Title Company, a Tennessee-chartered and regulated title insurance company, and the Real Estate Company

Services

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

     In some aspects of our business, we also compete with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses and other financial institutions, some of which are not subject to the same degree of regulation and restriction that we are, and some of which have financial resources greater than ours. Our future success will depend primarily upon the difference between the cost of our borrowing (primarily interest paid on deposits and Federal Home Loan Bank advances) and income from operations (primarily interest or fees earned on loans and investments). We compete for funds with other institutions, which, in most cases, are significantly larger than we are and are able to provide a greater variety of services than we can. These competitors may thus obtain deposits at lower rates of interest.

Net Interest Income

     The following table sets forth weighted average taxable equivalent yields earned by State of Franklin on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and certain other information:



                                                                2003                             2002
                                                --------------------------------------------------------------------
(Fully taxable equivalent)                                    Interest      Average             Interest     Average
(Dollars in thousands)                          Average        Income/      Yields/  Average     Income/     Yields/
                                                Balance       Expense        Rate    Balance     Expense       Rate
                                                -------       --------      ------  --------    --------     -------

Assets:

Interest-earning assets:

Loans net of unearned income................    $156,002       $10,431      6.69%   $154,043     $11,241      7.30%
Investment securities.......................      83,277         4,079      4.90%     81,365       5,480      6.74%
Other earning assets .......................       5,266           121      2.30%      2,822         113      4.00%
Federal funds sold..........................      25,628           267      1.04%     13,315         210      1.58%
                                                --------        ------      -----   --------     -------      -----
Total interest-earning assets/interest income    270,173        14,898      5.51%    251,545      17,044      6.78%
                                                --------        ------              --------     -------
Cash and due from banks.....................       3,471                               2,418
Other assets................................      10,778                               7,938
 Allowance for loan losses...................     (1,786)                             (1,456)
                                                --------                            --------
    Total...................................    $282,636                            $260,445
                                                ========                            ========
Liabilities and stockholders' equity:

Interest-bearing liabilities:

Interest-bearing checking deposits..........    $ 16,240       $   213      1.31%   $ 10,696      $  203      1.90%
Savings.....................................      76,608         1,392      1.82%     55,897       1,397      2.50%
Money market................................      30,365           524      1.73%     38,370         821      2.14%
Time certificates...........................      79,076         2,309      2.92%     81,834       2,959      3.62%
Borrowed funds..............................      36,913         1,765      4.78%     34,730       1,677      4.83%
Subordinated debentures                            8,000           434      5.43%      8,000         501      6.26%
                                                --------       -------      -----   --------      ------      -----
  Total interest-bearing liabilities/
  interest expense..........................     247,202         6,637      2.68%    229,527       7,558      3.29%
                                                --------       -------      -----   --------      ------      -----
Non-interest bearing demand  deposits.......      11,119                               9,850
Other liabilities...........................         751                                 882
Stockholders' equity........................      23,564                              20,186
                                                --------                            --------
    Total...................................    $282,636                            $260,445
                                                ========                            ========
Net interest earnings.......................                   $ 8,261                            $9,486
                                                               =======                            ======
Net interest on interest-earning assets.....                                3.06%                             3.77%

Return on average assets....................                                 .94%                             1.22%
Return on average equity....................                               11.23%                            15.77%
Cash dividends declared.....................                                  --                                --
Dividend payout ratio.......................                                  --                                --


     The following table summarizes changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:


                                                              December 31, 2003               December 31, 2002
                                                                   Versus                          Versus
                                                              December 31, 2002               December 31, 2001
                                                             Increase (Decrease)             Increase (Decrease)
                                                             Change Due to: (1)              Change Due to: (1)
                                                             ------------------              ------------------
    (Dollars in thousands)                               Volume      Rate     Total      Volume     Rate     Total
                                                         ------      ----     -----      ------     ----    ------
    Increase (decrease) in: (2)
    Loans, net of unearned income....................   $131    (  $941)    ( $810)      $1,000   ($1,225)  ($225)
    U.S. Treasury and other U.S. government agency
    securities.......................................     94    ( 1,495)    (1,401)       1,352   (   281)  1,071
    Other earning assets.............................     56    (    48)         8           27   (    57)  (  30)
    Federal funds sold...............................    128    (    71)        57           79   (   131)     52)
                                                       -----    --------    -------      ------   --------  ------
       Total interest income.........................    409    ( 2,555)    (2,146)       2,458   ( 1,694)    764
                                                       -----    --------    -------      ------   --------  ------
    Increase (decrease) in: (2)
    Interest-bearing checking deposits...............     73    (    63)        10           59    (    9)     50
    Savings deposits.................................    376    (   381)    (    5)         781    (  318)    463
    Money Market..................................... (  138)   (   159)    (  297)      (  195)   (  966) (1,161)
    Time certificates................................ (   81)   (   569)    (  650)      (  156)   (1,770) (1,926)
    Borrowed funds...................................    104    (    16)    (   88)         374    (   76)    298
    Subordinated Debentures..........................      -    (    67)    (   67)         482         2     484
                                                      -------   --------   --------      -------   ------- -------
        Total interest expense.......................    334    ( 1,255)    (  921)       1,345    (3,137) (1,792)
                                                                           --------                        -------
        Increase (decrease) in net interest income...                      $(1,225)                        $2,556
                                                                           ========                        =======

--------------------------


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

     The following table is an interest sensitivity profile for the State of Franklin as of December 31, 2003 and 2002. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.


                                                                           December 31, 2003
                                                --------------------------------------------------------------------
                                                               After 3 months    After 12
                                                 Within          within          months           After
                                                3 months       12 months      within 5 years     5 years       Total
                                                --------     --------------   --------------     -------       -----
       (Dollars in thousands)
       Earning assets:
       Loans...........................         $61,947         $ 11,809         $32,902        $ 44,402    $151,060
       Investment securities:
         Available for sale............           3,615           10,181          12,942          36,637      63,375
         Held to maturity..............                                            8,535          25,497      34,032
       Federal funds sold..............          25,040                                                       25,040
       Interest-bearing deposits.......           3,336                                                        3,336
       Federal Home Loan Bank stock....           2,355                                                        2,355
                                                -------         --------         -------        --------    --------
             Total earning assets......         $96,293         $ 21,990         $54,379        $106,536    $279,198
                                                =======         ========         =======        ========    ========

       Interest-bearing liabilities:
       Interest-bearing deposits.......        $140,467         $ 34,848         $34,563                    $209,878
       Repurchase Agreements...........             536                                                          536
       Long-term debt..................               5               25           3,126          33,054      36,210
       Subordinated debentures.........           8,000                                                        8,000
                                               --------                                                     --------
         Total interest-bearing liabilities    $149,008         $ 34,873         $37,689        $ 33,054    $254,624
                                               ========         ========         =======        ========    ========
         Net repricing gap.............        $(52,715)        $(12,883)        $16,690        $ 73,482    $ 24,574

       Rate sensitivity gap:
       Net repricing gap as a percentage
         of total earning assets.......          (18.98)%          (4.64)%          6.01%          26.46%      8.85%
       Cumulative gap..................       $( 52,715)        $(65,598)       $(48,908)       $ 24,574     $24,574
       Cumulative gap as a percentage of
         total earning assets                    (18.98)%         (23.62)%       ( 17.61)%          8.85%      8.85%



                                                                              December 31, 2002
                                               ----------------------------------------------------------------------
                                                             After 3 months    After 12
                                                 Within          within        months              After
                                                3 months       12 months    within 5 years        5 years       Total
                                                --------       ---------    --------------        --------    -------

      (Dollars in thousands)
      Earning assets:
      Loans............................         $ 36,185         $ 34,567        $61,164         $ 28,437    $160,353
      Investment securities:
        Available for sale.............               18           17,468          7,645           36,898      62,029
        Held to maturity...............                                            1,038           14,700      15,738
      Federal funds sold...............           12,705                                                       12,705
      Interest-bearing deposits........            1,366                                                        1,366
      Federal Home Loan Bank stock.....            2,263                                                        2,263
                                               ---------                                                     --------
             Total earning assets......        $  52,537         $ 52,035        $69,847         $ 80,035    $254,454
                                               =========         ========        =======         ========    ========

      Interest-bearing deposits........        $ 123,328         $ 38,811        $25,347                     $187,486
      Repurchase Agreements............            1,050                                                        1,050
      Long-term debt...................                                                            36,239      36,239
      Subordinated debentures..........           8,000                                                         8,000
                                               --------                                                      --------
        Total interest-bearing liabilities     $132,378         $ 38,811        $25,347          $ 36,239    $232,775
                                             ==========         ========        =======          ========    ========

     Net repricing gap................         $(79,841)        $ 13,224        $44,500          $ 43,796    $ 21,679
     Rate sensitivity gap:
     Net repricing gap as a percentage
         of total earning assets.......          (31.60)%           5.23%         17.61%            17.33%      8.58%
     Cumulative gap....................       $( 79,841)        $(66,617)      $(22,117)         $ 21,679    $ 21,679
     Cumulative gap as a percentage of
       total earning assets............          (31.60)%         (26.36)%       ( 8.75)%            8.58%      8.58%

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

Deposits

     We offer a full range of depositor accounts and services to both consumers and businesses. None of these deposits were brokered. Our primary sources of funds are interest-bearing deposits. The following table sets forth our deposit structure at December 31, 2003 and 2002 (in thousands).


                                                          2003          2002
                                                       -------        -------
Non interest-bearing deposits:
Individuals, partnerships and corporations.......     $ 10,654        $ 9,433
Certified and official checks....................        1,460          1,921
                                                        ------        -------
Total non interest-bearing deposits..............       12,114         11,354
Interest-bearing deposits:
Interest-bearing demand accounts.................       45,062         48,798
Savings accounts.................................       84,622         63,943
Certificates of deposit, less than $100,000......       59,909         55,356
Certificates of deposit, greater than $100,000...       20,285         19,389
                                                       -------        -------
Interest-bearing deposits........................      209,878        187,486
                                                       -------        -------
Total deposits...................................     $221,992       $198,840
                                                      ========       ========

     The following table shows, by category, the weighted average rate on deposits and the average amount of deposits for the periods indicated:

                                                                       December 31,
                                                     -----------------------------------------------
                                                             2003                        2002
                                                     ------------------          -------------------
 (Dollars in thousands)
 Non interest-bearing  deposits................      0.00%     $ 11,119          0.00%      $  9,850
 Savings deposits..............................      1.82%       76,608          2.50%        55,897
 Money market deposits ........................      1.72%       30,365          2.14%        38,370
 Time deposits.................................      2.92%       79,076          3.62%        81,834
 Interest-bearing demand deposits..............      1.31%       16,240          1.90%        10,696
                                                               --------                     --------
          Total deposits.......................                $213,408                     $196,647
                                                               ========                     ========

     At December 31, 2003 and 2002, time deposits greater than $100,000 aggregated approximately $20.3 million and $19.4 million, respectively. The following table indicates, as of December 31, 2003 and 2002, the dollar amount of deposits of $100,000 or more by the time remaining until maturity (in thousands):


                                            2003                                           2002
                                            ----                                           ----
                                              1 Year                                          1 Year
                       3 Months   3 to 12     through                3 Months     3 to 12     through
                       or less    Months      5 years    Total       or less      Months      5 years   Total
                       -------    ------      -------    -----       -------      ------     --------  --------

Time certificates      $2,511     $8,895      $8,879     $20,285     $3,050       $8,791      $7,548    $19,389

Assets

     Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our earning assets by category at December 31, 2003 and 2002.


            (In Thousands)                            2003            2002
            --------------                            ----            ----
      Investment securities:
        Available for sale.....................    $ 63,375       $ 61,214
        Held to maturity.......................      34,032         15,738
      Short-term interest-bearing deposits.....       3,336          1,366
      Federal funds sold.......................      25,040         12,705
      Federal Home Loan Bank stock.............       2,355          2,263
        Loans:
          Real estate..........................     119,617        119,710
          Commercial and other.................      31,687         40,889
                                                   --------       --------
            Total loans........................     151,304        160,599
          Less unearned income.................         244            246
                                                   --------       --------
          Loans, net of unearned income........     151,060        160,353
                                                   --------       --------
         Total earning assets .................    $279,198       $253,639
                                                   ========       ========
Investment Portfolio

     For a description of the composition of the carrying value of our investment portfolio at December 31, 2003 and 2002, see Note 11 to the Consolidated Financial Statements attached hereto.

         The following table presents the maturity distribution of the amortized cost and estimated market value of our investment portfolio at December 31, 2003 and 2002. The weighted average tax equivalent yields on these instruments are presented based on final maturity.

                                                            2003                                   2002
                                                            ----                                   ----
                                            Amortized    Estimated      Weighted      Amortized    Estimated     Weighted
                                               Cost     Market Value  Average Yield     Cost     Market Value  Average Yield
                                            ---------   ------------  -------------   ---------  ------------  -------------

(Dollars in thousands)

Held to maturity
----------------
Obligations of U.S. Government agencies:
  Due after 1 year but within 5 years......  $ 5,068      $ 5,076        3.11%    $    --        $   --            --
  Due after 5 years but within 10years.....    3,978        3,898        3.87%      1,017         1,019         5.45%
  Due after 10 years but within 15 years...       --           --           --      2,503         2,519         5.19%
  Due after 15 years but within 20 years...      257          250        7.02%         --            --            --
  Due after 20 years.......................       --           --           --      1,841         1,872         4.45%

Mortgage backed securities:
  Due after 5 years but within 10 years....    6,504        6,483        3.44%      1,120         1,137         5.65%
  Due after 10 years but within 15 years...    3,188        3,194        3.31%      2,940         2,961         6.07%
  Due after 15 years but within 20 years...      862          868        2.28%         --            --            --
  Due after 20 years.......................    4,920        4,888        3.33%      1,611         1,622         4.37%

Municipal securities:
  Due within 1 year........................      406          407        2.12%         --            --            --
  Due after 1 year but within 5 years......    1,304        1,299        3.44%         --            --            --
  Due after 10 years but within 15 years...      430          448        5.65%         --            --            --

Corporate securities:
  Due after 1 year but within 5 years .....    2,323        2,369        3.84%      1,039         1,087         5.24%
  Due after 5 years but within 10 .........    1,087        1,124        4.36%        500           481         7.23%
  Due after 20 years.......................    3,705        3,970        8.30%      3,167         2,963         8.37%
                                             -------     --------        -----    -------      --------         -----
  Total held to maturity...................  $34,032     $ 34,274        4.01%    $15,738      $ 15,661         5.70%
                                             =======     ========                 =======      ========


 Available for sale:
 ------------------

 Obligations of U.S. Government agencies:


  Due within 1 year......................     $2,031       $2,037        2.07%    $    --         $  --            --
  Due after 1 year but within 5 years....      1,022        1,032        3.00%        911           914         3.02%
  Due after 10 years but within 15 years.         --           --           --      2,041         2,030         4.59%
  Due after 15 years but within 20 years.         --           --           --      2,151         2,119         4.61%
  Due after 20 years.....................         --           --           --        813           815         2.06%

Mortgage backed securities:
  Due after 1 year but within 5 years....        364          365        3.03%         --            --            --
  Due after 5 years but within 10 years..      1,065        1,094        3.75%        492           519         7.77%
  Due after 10 years but within 15 years.      1,320        1,337        4.17%         --            --            --
  Due after 20 years.....................      1,227        1,236        2.80%         --            --            --

Municipal securities:
  Due within 1 year .....................        130          131        6.35%        125           126         6.28%
  Due after 1 year but within 5 years....      1,399        1,476        5.93%        550           585         6.68%
  Due after 5 years but within 10 years..      4,823        5,072        6.44%      3,629         3,764         6.19%
  Due after 10 years but within 15 years.      9,767       10,324        6.85%     10,834        11,183         6.70%
  Due after 15 years but within 20.......      3,026        3,199        7.46%      4,029         4,151         7.50%
  Due after 20 years.....................      2,021        2,020        6.78%      2,163         2,132         8.01%

Corporate securities:
  Due after 1 year but within 5 years....      1,367        1,400        3.70%      1,406         1,461         3.70%
  Due after 5 years but within 10 years..      4,488        4,561        5.82%      4,447         4,432         5.86%
  Due after 10 years but within 15 years.      2,100        2,112        7.25%      2,100         2,007         7.25%
  Due after 20 years.....................      1,730        1,878        8.30%      1,733         1,775         8.31%

Equity securities (preferred stock
 in U.S. government agencies):
 Callable within 1 year..................     21,056       18,156        3.07%     17,935        17,342         5.05%
 Callable after 1 year but within 5 years      4,414        4,572        7.58%      4,431         4,715         7.55%
 Callable after 5 years but within 10 years    1,000        1,030        7.93%      1,000         1,080         7.88%


Other securities:

 Due after 20 years.....................         318          343        3.14%         15            18         0.00%
                                             -------      -------                 -------       -------
  Total available for sale..............     $64,668      $63,375        5.14%    $60,805       $61,168         5.34%
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

Loan Portfolio

     The following table sets forth the composition of our loan and lease portfolio and loans held for sale at December 31, 2003 and 2002.


                                                       2003             2002
                                                --------------    --------------
     (In Thousands)
     Real estate loans:
     Construction and land development..........    $ 21,974         $ 19,017
     Secured by residential properties..........      82,431           85,797
     Commercial real estate loans...............      14,968           14,896
                                                    --------         --------
       Total real estate loans..................     119,373          119,710
     Commercial and industrial loans and leases.      28,140           29,714
     Installment loans..........................       3,547           10,929
     Other consumer loans.......................           0                0
     All other loans............................           0                0
                                                    --------         ---------
       Total loans..............................    $151,060         $160,353
                                                    ========         ========

The following  tables set forth the  maturities of the loan and lease  portfolio
and  its   sensitivity   to  interest   rate   changes  at  December  31,  2003:



                                                      One Year       One Through           Over
     (In Thousands)                                    or Less        Five Years     Five Years          Total
                                                       -------        ----------     ----------          -----
     Real estate construction loans.....              $ 21,974             $  --        $    --       $ 21,974
     Commercial and industrial loans....                 2,621            24,617            902         28,140
     All other loans....................                 7,626            64,604         28,716        100,946
                                                      --------            ------         ------        -------
       Total loans......................              $ 32,221           $89,221        $29,618       $151,060
                                                       =======            ======         ======        =======

     The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is set forth below.

     Real estate and commercial and industrial loans maturing after one year as of December 31, 2003 (in thousands):

       Fixed rate...........................................   $ 13,590
       Floating rate........................................    101,702

       Other loans maturing after one year:

       Fixed rate...........................................      2,591
       Floating rate........................................        956
                                                               --------
               Total loans maturing after one year.........    $118,839
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

                                                             Maximum  Allowable
             Loan Category                                   Loan-to-Value Ratio
             -------------                                   -------------------

         Land                                                         65%
         Land development                                             75%
         Owner-occupied commercial                                    75%
         Construction
              Commercial, multifamily (1) and other nonresidential    80%
                  1-4 family residential                              85%
         Improved property                                            85%
         Owner-occupied 1-4 family and home equity (2)                85%
         --------------------------------------

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

     At December 31, 2003 State of Franklin had non-accrual loans totaling $3,212,689 and no restructured loans or leases nor loans or leases 90 days or more past due and still accruing. We have increased the provision for loan losses during 2003 to cover anticipated losses associated with non-accrual and past due loans.

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

     The reserve for loan and lease losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans or leases previously charged off are recovered. The resulting reserve for loan and lease losses is viewed by management as a single, unallocated reserve available for all loans or leases. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan and lease losses was $1,870,279 at year end 2003, or 1.24% of loans and leases outstanding, net of unearned income and excluding loans held for sale, compared to $1,563,320 or ..99% at year end 2002. During 2003, net charge-offs and recoveries were $137,589 compared to $489,514 during 2002. Management does not foresee any events that will significantly increase loan losses in the coming months. The following table presents data related to State of Franklin's consolidated reserve for loan and lease losses for the years ended December 31, 2003 and 2002.


                                                        2003             2002
                                                    -------------  -------------
(Dollars in thousands)

Balance at beginning of period..................         $1,563        $1,474

Charge offs:
  Commercial ...................................             --            18
  Real estate mortgage..........................             --           466
  Installment loans to individuals..............             73             6
  Lease financing...............................             65            --
                                                         ------        ------
Recoveries:
  Commercial ...................................             --            --
  Real estate mortgage..........................             --            --
  Installment loans to individuals..............             --            --
  Lease financing...............................             --            --
                                                         ------        ------
Less: Net charge offs...........................            138           490

Additions to reserve charged to operations......            445           579
                                                         ------        ------
Balance at end of period........................         $1,870        $1,563
                                                         ======         =====

Ratio of net charge offs during the period
to average loans and leases outstanding
during the period...............................          0.09%         0.32%
Average allowance for loan and lease losses
to average total loans and leases...............          1.14%         0.95%

     At December 31, 2003 and 2002, the allowance for loan and lease losses was allocated as follows:

                                                         2003                                 2002
                                                         ----                                 ----

          (Dollars in thousands)
                                                        Percent of loans in each             Percent of loans in each
                                                 Amount category to total loans      Amount   category to total loans
                                                 ------ -----------------------      ------  ------------------------

     Commercial..........................          $561           30%               $  469           30%
     Real estate mortgage................           935           50%                  860           55%
     All other ..........................           374           20%                  234           15%
                                                   ----          ----               ------          ----
        Total............................        $1,870          100%               $1,563          100%
                                                  =====          ====               ======          ====

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

Nonperforming assets (Dollars in thousands):                 December 31,
                                                    ----------------------------
                                                         2003          2002
                                                    -------------- -------------
    Non-accrual loans............................     $ 3,213       $ 1,104
    Restructured loans...........................          --            --
    Other loans past due 90 days or more to
      principal or interest payments.............          --            --
    Nonperforming loans as a percentage of net
      loans before allowance for loan losses.....        2.13%        0.70%
    Allowance for loan losses as a percentage
      of nonperforming loans.....................          68%         142%

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

     The following table sets forth liquidity ratios for the periods indicated:

                                                     2003              2002
                                              ----------------- ----------------

     Average loans and leases to average
     deposits...............................         73.1%            78.3%

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

Our consolidated capital ratios are set forth below.

                                                    December 31,   December 31,
                                                        2003          2002
                                                        ----          ----
    (Dollars in thousands)
    Capital:
    Tier I capital:

              Stockholders' common equity............  $24,491        $22,622
              Qualifying interest in subordinated
              debentures .............................   7,860          7,406
              Less unrealized gain (loss) on AFS
              securities .............................  (  798)           252
              Less unrealized loss on equity securities  1,658            151
              Less disallowed intangibles.............     140            188
                                                       -------        -------
                         Total Tier I capital.........  31,351         29,437
    Tier II capital:
              Qualifying interest in subordinated
              debentures .............................     140            594
              Qualifying allowance for loan losses....   1,870          1,563
                                                       -------        -------
                         Total capital................  33,361         31,594

     Risk-adjusted assets............................. 190,660        191,359
     Quarterly average assets......................... 294,881        265,666

     Ratios:
     Tier I capital to risk-adjusted assets...........   16.46%         15.38%
     Tier II capital to risk-adjusted assets..........     .98%           .82%
     Total capital to risk-adjusted assets............   17.52%         16.51%
     Leverage-- Tier I capital to quarterly average
      assets less disallowed intangibles.............    10.63%         11.08%

     On December 31, 2003 and 2002, we exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

Supervision and Regulation

General.

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

Tennessee Supervision and Regulation
------------------------------------

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

Federal Regulation
------------------

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

     At December 31, 2003, our deposit base for purposes of FDIC premiums was $228 million. We paid FDIC insurance premiums of $30,832 in 2001, $34,474 in 2002, and $33,573 in 2003.

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

Change in Control Restrictions
------------------------------

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

Regulation of Bank Holding Companies
------------------------------------

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

Dividends
---------

     The Board of Directors may determine whether dividends on the common stock will be declared and paid, taking into consideration our operating results, financial condition, tax considerations, future capital requirements and other relevant factors. The Directors may also declare a non-cash dividend if, after considering the above factors, it appears prudent to do so. The Directors are not, however, obligated to pay any such dividend and will only do so if it appears to be in the best interest of State of Franklin. The Directors do not anticipate that a dividend will be paid in the foreseeable future.

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

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     On October 28, 2003, President George W. Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which is not effective until October 28, 2004, gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

     o    Allows check truncation without making it mandatory;

     o Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

     o Legalizes substitutions for and replacements of paper checks without agreement from consumers;

     o Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

     o Cautions that when accountholder's request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

     o Requires recrediting of funds to an individual's account on the next business day after a consumer proves the financial institution has erred.

     This new legislation will likely have a dramatic impact on bank capital spending as many financial institutes assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

Employees

     At December 31, 2003, we had a total of 63 employees with 50 of those employed on a full-time basis.

Item 2. Description of Property

     We operate at five locations with our principal office located at 1907 North Roan Street, Johnson City, Washington County, Tennessee. The Savings Bank owns the land and the approximately 36,000 square foot building at our principal office, 8,000 feet of which is leasable space. This property serves as the main office of the Savings Bank. The Savings Bank also operates branch offices at 3300 Browns Mill Road and 612 West Walnut Street, Johnson City, Tennessee; and 240 West Center Street and 4409 Fort Henry Drive, Kingsport, Sullivan County, Tennessee. The Savings Bank owns the land and the buildings in both Kingsport locations. The West Walnut branch is also owned by the Savings Bank. The Savings Bank leases the Browns Mill Road office from Allen and Allen, a general partnership. Charles E. Allen, Jr., chairman and chief financial officer of the Savings Bank, and Charles E. Allen, Sr., M.D., a director of the Savings Bank, are principals of Allen and Allen. The lease was negotiated at arm's length and was approved by the Tennessee Department of Financial Institutions and the FDIC. Rent for the 2,625 square foot building for the next three years will be $46,536 annually. Effective April 1, 2004, the Real Estate Company entered into a three-year lease with the partnership for a 4,000 square foot office facility at 3300 Browns Mill Road. The annual lease payments will be $53,964. Lease payments for the Savings Bank and the Real Estate Company at the Browns Mill Road locations include taxes, insurance and maintenance costs.

     All facilities operated by the Savings Bank have improvements including drive-through tellers, vaults, night depository and certain facilities have safe deposit boxes.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     There is no established public trading market for our common stock. Our management is aware that isolated transactions in the common stock occur from time to time. There is no significant likelihood that any market will develop in the future. There has been isolated trading of the common stock where shareholders wishing to transfer shares would do so in individually negotiated transactions. The following table shows a range of high and low sales prices, to the best of management's knowledge, for our common stock.

                                                          High             Low
2002:
     First Quarter....................................  $16.20            $16.20
     Second Quarter...................................   18.00             18.00
     Third Quarter....................................   18.00             18.00
     Fourth Quarter...................................   18.00             18.00
2003:
     First Quarter....................................  $18.00            $18.00
     Second Quarter...................................   20.00             18.00
     Third Quarter....................................   20.00             19.50
     Fourth Quarter...................................   22.50             20.00

     There were 1,104 holders of record of the common stock as of December 31, 2003.

     On December 18, 2001, we issued debentures to State of Franklin Statutory Trust I (the "Trust"), a business trust subsidiary of ours. The Trust purchased the debentures with the proceeds from the sale of trust preferred securities issued by the Trust in a private placement. We guaranteed the preferred securities. The proceeds from the sale of the debentures will be used to support our current capital position allowing for future growth. For more information, see notes 1, 4, and 13 to the Consolidated Financial Statements included elsewhere in this report.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

General

     The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of State of Franklin. References to "State of Franklin" include State of Franklin Bancshares, Inc. and State of Franklin Savings Bank.


FOR THE YEAR ENDED  DECEMBER  31, 2003  COMPARED TO THE YEAR ENDED  DECEMBER 31,
2002

EARNINGS REVIEW

     Total net income of State of Franklin for the year ended December 31, 2003 was $2,645,445, a decrease of $538,686 under the year ended December 31, 2002 total net income of $3,184,141. Earnings per share was $1.77 compared to earnings per share of $2.16 in 2002. Return on average assets was 0.94% and the return on average equity was 11.23% for the year ended December 31, 2003.

     Operating results in 2003 reflected lower net interest income and higher noninterest income. Net interest income of $7.6 million for the year ended December 31, 2003 was 12.0% under the 2002 period. During 2003, average earning assets grew 10% while average interest bearing liabilities and capital securities also grew 10% over the same period a year ago. The 2003 provision for possible loan losses was $444,548. Noninterest income increased $387,287, or 27%, with other fees and service charges, net gains on loans sold, and real estate sales commission primarily responsible for the increase over the year ended December 31, 2002. Noninterest expense was $5.5 million for the 2003 period, a slight decrease under $5.6 million for 2002

Net Interest Income and Margin

     Net interest income declined $1.1 million for the year ended December 31, 2003 to $7.6 million compared to $8.7 million for the year ended December 31, 2002. The decrease in net interest income was due to a $2 million decrease in interest income while interest expense declined $940,000. With interest rate declines in recent years, deposits generally repriced faster than rates on loans and investments. Consequently, much of the reduction in deposit cost occurred in 2002 while the reduction in interest income from earning assets occurred in 2003. During 2003, the rate paid on average interest-bearing liabilities decreased 61 basis points to 2.68% compared to a 155 basis point reduction in 2002. During 2003, the taxable equivalent yield on earning assets declined 126 basis points to 5.51% compared with a 90 basis point reduction during 2002. As a result the net interest margin declined 71 basis points to 3.06% in 2003 compared to 3.77% in 2002.

     During 2003, average earning assets increased $18.6 million, or 7%, over 2002 due primarily to a $12.3 million increase in average fed funds sold, a $2.3 million increase in interest-bearing demand balances, a $1.9 million increase in investments, and a $2.0 million increase in average loans. Growth in average assets during 2003 was funded mainly through a $16.8 million increase in average deposits and a $2.0 million increase in average Federal Home Loan Bank ("FHLB") advances.

Provision for Loan Losses

     During 2003, the provision for possible loan and lease losses was $444,548 compared to $578,979 in 2002. There were $202,325 in net charge-offs during 2003 and $489,514 in 2002. The allowance for possible loan losses represented 1.24% of total loans, net of mortgage loans held-for-sale, at December 31, 2003, compared to 0.99% at December 31, 2002.

Provision for Income Taxes

     For the year ended December 31, 2003, the provision for income taxes was $758,430 compared to $760,430 in 2002, a decline of $2,000. Provision for income taxes decline only slightly, even though income before income tax decline $540,696, due mainly to declining interest rates and the resulting lower level of income from the adjustable rate agency preferred stocks which is 70% tax exempt for corporations.

Noninterest Income

     State of Franklin's noninterest income was $1,816,268 during the year ended December 31, 2003, an increase of $387,287 or 27% over the comparable 2002 period. The increase was attributable to increases in other fees and service charges, net gains on loans sold, real estate sales commissions, and insurance commissions of $78,430, $452,001, $114,310, and $8,218, respectively. Offsetting part of the increases was a $259,313 decline in realized gain on securities and a $6,359 decline in rental income

Noninterest Expense

     Noninterest expense totaled $5,549,929 for the period ending December 31, 2003, a decrease of $12,411 from the same period in 2002. Noninterest expense to average assets was 1.96% for the period ending December 31, 2003 compared to 2.14% for the same period a year ago. Compensation and related benefits, occupancy expense, advertising, and data processing expense increased $249,861, $61,321, $2,751 and $9,674, respectively. Furniture and equipment expense and other operating expenses declined $61,644 and $274,374, respectively.

BALANCE SHEET REVIEW

     State of Franklin places an emphasis on an integrated approach to our balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity and capital. These components are examined below.

Investment Securities

     Investment securities totaled $97.4 million at December 31, 2003. The investment portfolio at year end consisted of $12.4 million in debt securities issued by the U.S. Government or Federal Agencies, $19.5 million in mortgage backed securities, $24.4 million in securities issued by state, county, or
municipalities,   $17.1  million  in  corporate  securities,  $23.7  million  in preferred stock issued by Federal Agencies, and $343,200 in other equity securities.

     At December 31, 2003, securities categorized as available-for-sale totaled $63.4 million while the held-to-maturity securities totaled $34.0 million compared to $61.2 million in available-for-sale and $15.7 million in held-to-maturity at December 31, 2002. At December 31, 2003, the held-to-maturity portfolio had $242,614 in unrealized gains while our available-for-sale securities had net unrealized losses of $1,292,497 due to changes in market rates. Due to the credit quality of these investments, no realized losses are expected.

Loans

     Loans outstanding totaled $151.1 million at December 31, 2003. This represented an decrease of 6% from the December 31, 2002 outstanding loans of $160.4 million. First mortgage loans were $49.7 million at December 31, 2003, compared with $57.2 million at December 31, 2002, a decline of 13%. Real estate construction lending totaled $21.8 million and $18.6 million at December 31, 2003 and 2002, respectively. Commercial loans declined to $63.2 million at December 31, 2003 from $66.4 million at December 31, 2002. Consumer loans at December 31, 2003, decreased to $13.1 million compared to $13.8 million at December 31, 2002.

Non-Performing Assets

     Nonaccrual loans and leases totaled $3,213,000 at December 31, 2003 and $1,104,000 at December 31, 2002. There were no loans past due 90 days or more and still accruing at December 31, 2003 and December 31, 2002. The allowance for possible loan and lease losses was $1,870,279 and $1,563,320 at December 31, 2003 and 2002, respectively. Management believes the allowance for possible loan and lease losses is adequate to provide for potential loan losses.

Deposits

     Total deposits at December 31, 2003 of $222 million, reflect an increase of $23.2 million or a 12% increase from $198.8 million at December 31, 2002. Non-interest bearing demand deposits totaled $12.1 million at December 31, 2003, an increase of $761,000 or 7% from December 31, 2002. Interest bearing deposits increased $22.4 million to $209.9 million at December 31, 2003.

Capital

     Equity capital at December 31, 2003 was $24.5 million, an increase of $1.9 million from $22.6 million at December 31, 2002. Tier 1 capital for State of Franklin increased $2 million to $31.4 million. At December 31, 2003, all capital ratios were in excess of the regulatory minimums, with State of Franklin's Tier 1, total risk-based and leverage ratio of 16.46%, 17.52% and 10.63%, respectively.

     On December 18, 2001, we issued debentures to State of Franklin Statutory Trust I (Trust), a business trust subsidiary of ours. The Trust purchased the debentures with the proceeds from the sale of trust preferred securities issued by the Trust in a private placement. We guaranteed the preferred securities. For more information, see notes 1, 4, and 13 to the Consolidated Financial Statements included elsewhere in this report. The capital levels of State of Franklin as of December 31, 2003 include adjustment for the subordinated debentures issued in December of 2001, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of December 31, 2003, approximately $7.9 million of $8 million of debentures were included as Tier 1 capital of State of Franklin with the remaining $100,000 included as Tier 2 capital, component of total risk-based capital.

Liquidity

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity which State of Franklin has not significantly used. State of Franklin had unused sources of liquidity in the form of unused federal funds lines of credit and a line of credit for the FHLB of Cincinnati totaling $62.0 million at December 31, 2003.

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





                       State of Franklin Bancshares, Inc.
                             JOHNSON CITY, TENNESSEE

                              INDEX TO AUDIT REPORT

                           December 31, 2003 and 2002

          Audited Consolidated Financial Statements:

          Independent Auditor's Report                                        26

          Consolidated Statements of Financial Condition                      27

          Consolidated Statements of Income                                   28

          Consolidated Statements of Changes in Stockholders' Equity          29

          Consolidated Statements of Cash Flows                            30-31

          Notes to Consolidated Financial Statements                       32-49

          Statement of Management Responsibility                              50

                              BAYLOR AND BACKUS
D.G. LEONARD, CPA     CERTIFIED PUBLIC ACCOUNTANTS  E.N. BACKUS, CPA (1907-1971)
R.F. VANHOY, CPA                                     T.E. HULSE, CPA (1927-1975)
T.S. JOHNSON, CPA        409 EAST WATAUGA AVENUE    E.R. BAYLOR, CPA (1894-1982)
G.L. FREEMAN, CPA          P.O. BOX 1736           A.C. NICKELL, CPA (1921-1983)
J.M. WOODY, CPA     JOHNSON CITY, TENNESSEE 37605 W.E. MORELOCK, CPA (1927-1985)
D.M. MCVEY, CPA           (423) 282-9000         H.L. SIENKNECHT, CPA(1917-1990)




                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and
the Board of Directors
State of Franklin Bancshares, Inc.
Johnson City, Tennessee

We have audited the accompanying consolidated statements of financial condition of State of Franklin Bancshares, Inc. (a Tennessee corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of State of Franklin Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State of Franklin Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.



/s/ Baylor and Backus

BAYLOR AND BACKUS
Certified Public Accountants

Johnson City, Tennessee

March 26, 2004





MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS & TENNESSEE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

State of Franklin Bancshares, Inc.
Consolidated Statements of Financial Condition
December 31, 2003 and 2002



                                                                            2003                    2002
                                                                        ------------          ------------
                                     Assets
                                     ------

Cash and Due from Banks                                                    3,764,363             5,751,547
Federal Funds Sold                                                        25,040,000            12,705,000
Short-Term Interest-Bearing Deposits                                       3,336,670             1,365,722
                                                                        ------------          ------------
   Total Cash and Cash Equivalents                                        32,141,033            19,822,269
                                                                        ------------          ------------
Investments - Held-To-Maturity
  (Estimated Market 2003 - $34,274,290 and 2002 - $15,660,614)            34,031,676            15,738,303
Investments - Available-for-Sale                                          63,375,496            61,213,653
Loans Held for Sale                                                          413,179             2,447,752

Loans and Leases Receivable                                              150,646,605           157,905,134
  Less: Allowance for Loan and Lease Loss                               (  1,870,279)         (  1,563,320)
                                                                        ------------          ------------
Loans and Leases Receivable, Net                                         148,776,326           156,341,814
                                                                        ------------          ------------

Accrued Interest Receivable, Net                                           1,366,640             1,502,448
Land, Buildings and Equipment at Cost Less
  Accumulated Depreciation of $2,091,874 in 2003
  and $1,673,027 in 2002                                                   6,218,358             5,760,767
Prepaid Expense and Accounts Receivable                                      108,260               200,598
FHLB Stock                                                                 2,354,800             2,263,100
Stock in Service Bureau at Cost                                              815,009               815,009
Other Real Estate Owned and Repossessed Property                           1,171,919             1,321,575
Trust Preferred Placement Fee, Net                                           140,000               188,000
Deferred Tax Assets, Net                                                   1,141,342               416,903
                                                                        ------------          ------------
         Total Assets                                                    292,054,038           268,032,191
                                                                        ============          ============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:

Interest-Free Deposits                                                    12,114,590            11,354,070
Interest-Bearing Deposits                                                209,877,896           187,485,817
Advances by Borrowers for Taxes and Insurance                                103,632               115,191
Accrued Interest on Deposits                                                 141,757               184,365
Accounts Payable and Accrued Expenses                                        404,720               838,163
Repurchase Agreements                                                        536,419             1,049,781
FHLB Long-Term Advances                                                   36,210,071            36,238,709
Deferred Credits on REO                                                      173,996               144,338
                                                                        ------------          ------------
Total Liabilities                                                        259,563,081           237,410,434
                                                                        ------------          ------------
Guaranteed Preferred Beneficial Interest in
     Subordinated Debentures                                               8,000,000             8,000,000
                                                                        ------------          ------------
Stockholders' Equity:

Common Stock, $1.00 Par Value,
  Authorized: 10,000,000 Shares; Issued: 1,465,512 Shares
    at December 31, 2003 and at December 31, 2002                          1,465,512             1,465,512
Paid-In Capital                                                           14,251,461            14,251,461
Accumulated Other Comprehensive Income                                  (    797,592)              252,107
Retained Earnings                                                         10,356,571             7,711,127
Less: Employee Stock Ownership                                          (    784,995)         (  1,058,450)
                                                                        ------------          ------------
Total Stockholders' Equity                                                24,490,957            22,621,757
                                                                        ------------          ------------
         Total  Liabilities and Stockholders' Equity                     292,054,038           268,032,191
                                                                        ============          ============

The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2003, 2002, and 2001




                                                                     2003             2002              2001
                                                           --------------   --------------      ------------

Interest Income
     Interest on Loans                                         10,431,443       11,240,780        11,466,414
     Other Interest Income                                      3,787,596        4,973,991         4,184,974
                                                              -----------      -----------       -----------

         Total Interest Income                                 14,219,039       16,214,771        15,651,388
                                                               ----------       ----------        ----------

Interest Expense
     Interest on Deposits                                       4,437,705        5,380,118         7,953,344
     Other Interest Expense                                     2,199,250        2,177,742         1,396,049
                                                              -----------       ----------       -----------

         Total Interest Expense                                 6,636,955        7,557,860         9,349,393
                                                              -----------       ----------       -----------

Net Interest Income before Provision for Loan Losses            7,582,084        8,656,911         6,301,995
Provision for Loan Losses                                     (   444,548)     (   578,979)     (    589,902)
                                                              -----------      -----------      ------------

         Net Interest Income after Provision for Loan Losses    7,137,536        8,077,932         5,712,093
                                                              -----------      -----------       -----------

Other Income
     Other Fees and Service Charges                               540,166          461,736           426,630
     Net Gain on Loans Sold                                       820,419          368,418           227,598
     Realized Gain on Securities                                      460          259,772               --
     Real Estate Sales Commission Income                          290,014          175,704               --
     Insurance Commission Income                                   80,139           71,921            42,073
     Rental Income, Net                                            85,070           91,429            79,907
                                                              -----------      -----------      ------------

         Total Other Income                                     1,816,268        1,428,980           776,208
                                                              -----------      -----------      ------------

Other Expenses
     Compensation and Related Benefits                          2,729,560        2,479,700         1,831,580
     Occupancy Expenses                                           462,727          401,406           338,670
     Furniture and Equipment Expenses                             383,880          445,524           343,994
     Advertising                                                  194,490          191,739           137,069
     Data Processing Expense                                      529,743          520,068           431,070
     Other                                                      1,249,529        1,523,904           866,792
                                                              -----------      -----------      ------------

         Total Other Expenses                                   5,549,929        5,562,341         3,949,175
                                                              -----------      -----------      ------------

Income before Income Taxes                                      3,403,875        3,944,571         2,539,126
Provision for Income Taxes                                   (    758,430)    (    760,430)     (    581,715)
                                                             ------------     ------------      ------------

Net Income                                                      2,645,445        3,184,141         1,957,411
                                                             ============     ============      ============



Basic Earnings per Share                                            1.90             2.31              1.42
                                                                    ====             ====              ====

Diluted Earnings per Share                                          1.77             2.16              1.36
                                                                    ====             ====              ====

The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2003, 2002, and 2001

                                                                            Accumulated
                                                                              Other                    Employee
                                                   Common     Paid-In      Comprehensive   Retained      Stock-
                                                   Stock       Capital       Income        Earnings    Ownership      Total
                                                  -------     --------     -------------   --------    ---------      ------
Balance at December 31, 2000                     1,465,512   14,251,461         89,677     2,569,574  (1,151,623)   17,224,601
                                                                                                                    ----------
ESOP Shares Allocated                                   --           --             --            --      61,529        61,529
                                                                                                                    ----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Losses
         Arising During the Period
           (Net of $251,218 Income Tax Benefit)         --           --       (401,015)           --          --    (  401,015)
       Less: Reclassification Adjustment
           (Net of $34,746 Income Tax Benefit)          --           --       ( 56,691)           --          --    (   56,691)
                                                                                                                    -----------
                                                                                                                     ( 457,706)

Net Income                                              --           --             --     1,957,411          --     1,957,411
                                                                                           ----------
          Total Comprehensive Income                    --           --             --            --          --     1,499,705
                                                 ---------   ----------       ---------   ----------- -----------   -----------
Balance at December 31, 2001                     1,465,512   14,251,461       (368,029)    4,526,985  (1,090,094)   18,785,835
                                                                                                                    -----------

ESOP Shares Allocated                                   --           --             --            --      31,644        31,644
                                                                                                                    -----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Gains
         Arising During the Period
           (Net of $321,852 Income Tax)                 --           --        527,249            --          --       527,249
       Less: Reclassification Adjustment
           (Net of $57,659 Income Tax)                  --           --         92,886            --          --        92,886
                                                                                                                    -----------
                                                                                                                       620,135

Net Income                                              --           --             --     3,184,141          --     3,184,141
                                                                                                                    -----------

         Total Comprehensive Income                     --           --             --            --          --     3,804,276
                                               -----------   ----------     ----------    ----------   ----------   -----------
Balance at December 31, 2002                     1,465,512   14,251,461        252,106     7,711,126   (1,058,450)  22,621,755
                                                                                                                    -----------
ESOP Shares Allocated                                   --           --             --            --      273,455      273,455
                                                                                                                    -----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Gains
         Arising During the Period
           (Net of $656,269 Income Tax Benefit)         --           --     (1,057,399)           --          --    (1,057,399)
       Less: Reclassification Adjustment
           (Net of $4,780 Income Tax)                   --           --          7,701            --          --         7,701
                                                                                                                    -----------
                                                                                                                    (1,049,698)

Net Income                                              --           --             --     2,645,445          --     2,645,445

         Total Comprehensive Income                     --           --             --            --          --     1,595,747
                                               -----------   ----------     ----------    ----------   ---------    -----------
Balance at December 31, 2003                     1,465,512   14,251,461     (  797,592)   10,356,571   ( 784,995)   24,490,957
                                               ===========   ==========     ==========    ==========   =========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002, and 2001



                                                                     2003                 2002                 2001
                                                           --------------       --------------       --------------
Cash Flows from Operating Activities
Net Income                                                      2,645,445            3,184,141            1,957,411
Items Not Affecting Cash and Cash Equivalents:
   Depreciation                                                   421,502              520,473              379,945
   (Increase) Decrease in Accrued Interest                        135,808          (   138,168)             178,163
   Deferred Tax Assets                                         (   91,645)         (   104,430)          (  169,678)
   Provisions for Loan Losses                                     444,548              578,979              589,902
   (Increase) Decrease in Prepaid Expenses
     and Accounts Receivable                                       92,338          (    80,951)          (   42,268)
   Increase (Decrease) in Interest Payable                     (   42,608)               4,468           (    8,511)
   Increase (Decrease) in Accounts Payable
     and Accrued Expenses                                      (  433,443)             417,379              124,396
   Increase (Decrease) in Deferred Loan Fees, Net              (    2,635)             105,497               20,323
   Realized (Gain) on Securities                               (      460)         (   259,772)                 --
Discount Accretion                                             (  165,632)         (   534,407)          (  487,399)
Amortization Expense                                              649,620              113,753                  --
Increase in Deferred Gain on Sale of REO                           37,936                  --                   --
   Earned ESOP Shares                                             273,455               31,644              105,528
   FHLB Stock Dividends                                        (   91,700)         (   101,400)          (  137,200)
   (Increase) Decrease in Loans Available-For-Sale              2,034,573              100,618           (2,283,448)
                                                             ------------        -------------          ------------

       Net Cash Provided  by Operating Activities               5,907,102            3,837,824              227,164
                                                             ------------         ------------          ------------


Cash Flows from Investing Activities
Purchase of Held-to-Maturity Investments                      (36,457,514)         (21,376,120)         ( 9,676,728)
Purchase of Available-for-Sale Investments                    (14,014,267)         (13,475,457)         (42,792,458)
Proceeds from Maturities of Held-to-Maturity Investments        8,495,000            8,835,000           14,000,000
Proceeds from Sale of Available-for-Sale Investments                   --              655,517                   --
Proceeds from Maturities of Available-for-Sale Investments      5,932,581           12,484,105           17,490,740
Principal Payments on Mortgage-Backed Securities
  Available-for-Sale                                           13,451,963           10,244,598                  --
(Increase) Decrease in Loans Receivable, Net                    7,283,952          (20,107,511)         ( 3,582,986)
Purchases of Premises and Equipment                           (   879,093)         (   942,110)         (   303,191)
Purchase of FHLB Stock                                                 --                   --          (   500,000)
                                                           --------------        --------------         ------------

       Net Cash Used by Investing Activities                  (16,187,378)         (23,681,978)         (25,364,623)
                                                           --------------        --------------         ------------







                                (continued...)

State of Franklin Bancshares, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002, and 2001



                                                                       2003               2002                2001
                                                               ------------        -----------         -----------
Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits                              23,152,599        ( 1,297,187)         38,054,684
Net Increase (Decrease) in Advances by Borrowers
  for Taxes and Insurance                                      (     11,559)            15,777         (     7,821)
Net Increase (Decrease) in Repurchase Agreements               (    513,362)         1,049,781                  --
    Net proceeds from the issuance of guaranteed preferred
  beneficial interests in subordinated debentures                        --                 --           7,760,000
  Proceeds from FHLB Advances                                            --          6,013,060          21,995,733
    Repayment of FHLB Advances                                 (     28,638)       (    15,346)        (15,661,417)
Repayment of Debt                                                        --                 --         (   571,637)
                                                               ------------        -----------         -----------

       Net Cash Provided by Financing Activities                 22,599,040          5,766,085          51,569,542
                                                               ------------        -----------         -----------

       Net Increase (Decrease) in Cash and Cash Equivalents      12,318,764        (14,078,069)         26,432,083

Cash and Cash Equivalents at Beginning of Period                 19,822,269         33,900,338           7,468,255
                                                               ------------        -----------         -----------

       Cash and Cash Equivalents at End of Period                32,141,033         19,822,269          33,900,338
                                                               ============        ===========         ===========



Supplemental Schedule of Noncash Investing and Financing Activities:

Increase (Decrease) in Unrealized Gain on Securities
   Available-For-Sale, Net of Deferred Tax Liability           (  1,049,699)           620,136         (   504,400)
                                                               ============        ===========         ===========
   Acquisition of Real Estate Property through
   Foreclosure of Related Loans                                   1,152,919          1,321,575             449,988
                                                               ============        ===========         ===========
Origination of Mortgage Loans to Finance
   the Sale of Foreclosed Real Estate                               452,800          1,191,348                  --
                                                               ============        ===========         ===========


Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:

     Taxes                                                        1,381,742          1,369,167             714,077
                                                               ============        ===========         ===========

     Interest                                                     6,679,563          7,553,392           9,357,904
                                                               ============        ===========         ===========




The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 1 Summary of Significant Accounting Policies
------ ------------------------------------------

     Incorporation and Operations

     State of Franklin Savings Bank (the "Savings Bank"), headquartered in Johnson City, Tennessee, was incorporated on February 15, 1996, and was the first Tennessee Chartered Stock Savings Bank under the Savings Bank Chartering Act of 1991 (the "Savings Bank Act"). State of Franklin Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of the Savings Bank. The stockholders of the Savings Bank exchanged their shares for the shares of the Company, whereby the Savings Bank became a wholly owned subsidiary of the Company. State of Franklin Leasing Corporation (the "Leasing Corp") was incorporated under the laws of the State of Tennessee for the purpose of lease financing. State of Franklin Real Estate, Inc. (the "Real Estate Company") was incorporated for the purpose of selling real estate. The Real Estate Company and John Sevier Title services, Inc. (the "Title Company") are wholly owned subsidiaries of the Savings Bank. The leasing Corp is a wholly owned subsidiary of the Company.

     In December 2001, the Company issued debentures to State of Franklin Statutory Trust I (the "Trust"), a business trust subsidiary of the Company. The Trust purchased the debentures with the proceeds from the sale of trust preferred securities issued by the Trust in a private placement. The Company guaranteed the preferred securities. The documents governing these securities, including the Indenture under which the debentures were issued, restrict the Company's right to pay a dividend on its common stock under certain circumstances, prohibits the issue of any class of common or preferred stock senior to the debentures during their term, and give the holders of the preferred securities preference on liquidation over the holders of the Company's common stock. Specifically, the Company may not declare or pay a cash dividend on its common stock if (a) an event of default has occurred as defined in the Indenture, (b) the Company is in default under its Guarantee, or (c) the Company has exercised its right under the debentures and the preferred securities to extend the interest payment period. In addition, if any of these conditions have occurred and until they are cured, the Company is restricted from redeeming or purchasing any shares of its common stock except under very limited circumstances. The Company's net consolidated principal obligation under the debentures, the preferred securities, and the Guarantee is $8,000,000. The securities are redeemable at par after December 2006.

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

     While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank's allowances for losses on loans and leases. Such agencies may require the Savings Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. A substantial portion of the Savings Bank's loans is secured by real estate in local markets. Accordingly, the ultimate collectibility of a substantial portion of the Savings Bank's loan portfolio is susceptible to changes in local market conditions.

     Cash and Cash Equivalents

     Cash and highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks, federal funds sold, and short term interest bearing deposits. Cash and cash equivalent balances maintained at correspondent institutions are monitored by management to minimize the risk associated with a concentration of funds at a single institution. Risks associated with concentration of funds are regulated under Regulation F governing interbank liabilities. In addition, the bank maintains an internal policy limiting the risk. Compliance with the policy is monitored monthly by management and reported quarterly to the Board of Directors.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 1 Continued

     Land, Buildings and Equipment

     Land is carried at cost. Buildings and equipment, including leasehold improvements, are carried at cost and are being depreciated over their estimated useful lives on the straight-line method. Repairs and maintenance items are expensed and improvements are capitalized. Upon retirement or sale, any gain or loss will be charged to operations.

     Loans Receivable

     Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees. Mortgage loans held for sale are held at the lower of cost or market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The accrual of interest on mortgage, commercial, and other personal loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

     Investment and Mortgage-Backed Securities

     The Company is subject to Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investment and mortgage-backed securities are categorized as either held-to-maturity, trading account or available-for-sale securities.

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

     Federal Home Loan Bank Stock

     Federal Home Loan Bank ("FHLB") stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is recalculated annually and based on a predetermined formula. FHLB stock is carried at cost on the consolidated statements of financial condition. At December 31, 2003, the bank owned $2,354,800 in FHLB stock and the minimum required investment was $1,812,000. State of Franklin Bancshares, Inc. Notes to Consolidated Financial Statements For the Years Ended December 31, 2003, 2002, and 2001

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 1 Continued

     Foreclosed Real Estate

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

     Reclassifications

     In instances where required, amounts reported in prior years' financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the December 31, 2003 consolidated financial statements.

Note 2 Land, Buildings and Equipment

     A summary of the cost of fixed assets at December 31, 2003, 2002 and 2001 are summarized as follows:

                                                                 2003                 2002                  2001
                                                              ---------            ---------             ---------
         Land                                                 1,580,000            1,580,000             1,450,000
         Buildings and Leasehold Improvements                 4,030,608            3,457,883             3,040,756
         Furniture, Fixtures and Equipment                    2,699,624            2,395,911             2,091,976
                                                              ---------            ---------             ---------
                                                              8,310,232            7,433,794             6,582,732
         Less: Accumulated Depreciation                       2,091,874            1,673,027             1,263,552
                                                              ---------            ---------             ---------

                                                              6,218,358            5,760,767             5,319,180
                                                              =========            =========             =========

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 3 Loans and Leases Receivable

     Loans and leases receivable at December 31, 2003, 2002 and 2001 consist of the following:


                                                                          2003              2002              2001
                                                                      ------------     ------------      ------------

              First Mortgage Loans                                      49,702,608       57,183,220        53,102,998
              Construction Loans                                        21,817,058       18,579,725        15,014,967
              Consumer Loans                                            13,070,617       13,679,529        12,536,061
              Participation Loans, Net                                     458,452          481,399           503,354
              Commercial Loans                                          63,208,012       66,392,958        56,028,216
              Credit Line Advances                                       1,185,167          519,020           710,137
              Direct Finance Leases                                      1,550,376        1,459,185         1,342,242
                                                                      ------------     ------------      ------------

                Gross Loans and Leases Receivable                      150,992,290      158,295,036       139,237,975
                                                                      ------------     ------------      ------------

              Less:
                Undisbursed Portion of Loans in Process               (    101,875)    (    143,455)     (      6,694)
                Net Deferred Loan Origination Fees                    (    243,810)    (    246,447)     (    140,949)
                Accumulated General Loan and Lease Loss Allowance     (  1,870,279)    (  1,563,320)     (  1,473,855)
                                                                      ------------     ------------      -------------

                                                                      (  2,215,964)    (  1,953,222)     (  1,621,498)
                                                                      ------------     ------------      -------------

              Loans and Leases Receivable - Net                        148,776,326      156,341,814       137,616,477
                                                                      ============     ============      ============


     An analysis of the allowance for loan and lease losses is as follows:



                                                                           2003             2002             2001
                                                                      -------------    -------------    -------------
                Balance - Beginning of Period                            1,563,320        1,473,855         1,062,511
                Provision for Losses                                       444,548          578,979           589,902
                Actual Loan and Lease Losses                          (    137,589)    (    489,514)    (     178,558)
                                                                      -------------    -------------    --------------

                Balance - End of Period                                  1,870,279        1,563,320         1,473,855
                                                                     ==============    =============     =============


     The gross amount of participation loans serviced by the Savings Bank was $916,883 at December 31, 2003, $962,371 at December 31, 2002, and
     $1,006,596 for year ending December 31, 2001.

     At December 31, 2003 the Company had non-accrual loans and leases totaling $3,213,000 which included $121,000 in impaired loans compared with $1,104,000 and $112,000, respectively, at December 31, 2002. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual agreement. The total allowance for loan losses allocated to impaired loans was $66,000 at December 31, 2003 and $56,000 at December 31, 2002. No interest income on impaired loans was recognized for the periods ending December 31, 2003 and 2002. The Company had no loans or leases 90 days or more past due and still accruing and no restructured loans at December 31, 2003.


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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 4 Continued

     Tennessee law permits the Savings Bank to become a member of the Federal Reserve System or the FHLB system. The Savings Bank is a member of the FHLB of Cincinnati. The FHLB of Cincinnati functions as a central reserve bank that provides credit for member institutions. The Savings Bank, as a member of the FHLB of Cincinnati, is required to own capital stock in the FHLB of Cincinnati. Provided certain standards related to creditworthiness continue to be met, the Savings Bank will be authorized to apply for additional advances on the security of such stock and on certain of its residential mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States). The Savings Bank's current advances from FHLB are disclosed in Note 8.

     Tennessee Supervision and Regulation

     As a Tennessee-chartered savings bank, the Savings Bank is subject to various state laws and regulations that limit the amount that can be loaned to a single borrower, the type of permissible investments, and geographic expansion, among other things. The Savings Bank must submit an application and receive the approval of the Department before opening a new branch office or merging with another financial institution. The Commissioner of the Department (the "Commissioner") has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Savings Bank to cease and desist from violating a law or regulation and unsafe and unsound banking practices.

     Federal Regulation

     The Company is subject to regulation by the Federal Reserve Bank ("FRB") and is required to file annual reports with the FRB. The Company is subject to examination by the FRB and is required to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting stock of a bank. The Company is only able to engage in, own, or control companies that engage in activities closely related to banking.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Risk-Based and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Savings Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2003, the most recent notification from the FDIC categorized the Savings Bank as well-capitalized under the regulatory framework for prompt corrective action. The "prompt corrective action" regulations established five categories of depository institutions: (1) well-capitalized, (2) adequately capitalized, (3) under-capitalized, (4) significantly under-capitalized, and (5) critically under-capitalized. Each category relates to the level of capital for the depository institution. A "well-capitalized" institution meets the minimum level required by regulation (i.e., total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater). To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The capital levels of the Company as of December 31, 2003 include adjustment for the subordinated debentures issued in December of 2001, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of December 31, 2003, approximately $7,900,000 of the $8,000,000 of the debentures were included as Tier 1 capital of the Company with the remaining $100,000 included as Tier 2 capital, component of total risk-based capital.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 4   Continued

         The capital ratios for the Savings Bank are as follows:                              For Capital
                                                                                           Adequacy Purposes
                                                                                             And To Be Well
                                                                                           Capitalized Under
                                                                                           Prompt Corrective
                                                                        Actual             Action Provisions
                                                                   -------------------     --------------------
             In Thousands                                            Amount     Ratio        Amount      Ratio
         ------------------------                                  -------------------     --------------------
         As of December 31, 2003:

                Total Risk-Based Capital (to Risk-Weighted Assets) 23,498       12.35%      >19,021       10.0%
                                                                                            -
                Tier 1 Capital (to Risk-Weighted Assets)           21,923       11.53%      >11,413        6.0%
                                                                                            -
                Tier 1 Capital (to Adjusted Total Assets)          21,923        7.48%      >14,649        5.0%
                                                                                            -

         As of December 31, 2002:

                Total Risk-Based Capital (to Risk-Weighted Assets) 21,928       11.49%      >19,085       10.0%
                                                                                            -
                Tier 1 Capital (to Risk-Weighted Assets)           20,441       10.71%      >11,451        6.0%
                                                                                            -
                Tier 1 Capital (to Adjusted Total Assets)          20,441        7.74%      >13,213        5.0%
                                                                                            -



         The capital ratios for the Company are as follows:                                  For Capital
                                                                                           Adequacy Purposes
                                                                                             And To Be Well
                                                                                           Capitalized Under
                                                                                           Prompt Corrective
                                                                        Actual             Action Provisions
                                                                   -------------------     --------------------
             In Thousands                                            Amount     Ratio        Amount      Ratio
         ------------------------                                  -------------------     --------------------
         As of December 31, 2003:

                Total Risk-Based Capital (to Risk-Weighted Assets) 33,361       17.52%      >19,066       10.0%
                                                                                            -
                Tier 1 Capital (to Risk-Weighted Assets)           31,351       16.46%      >11,440        6.0%
                                                                                            -
                Tier 1 Capital (to Adjusted Total Assets)          31,351       10.63%      >14,744        5.0%
                                                                                            -

         As of December 31, 2002:

                Total Risk-Based Capital (to Risk-Weighted Assets) 31,594       16.51%      >19,136       10.0%
                                                                                            -
                Tier 1 Capital (to Risk-Weighted Assets)           29,437       15.38%      >11,482        6.0%
                                                                                            -
                Tier 1 Capital (to Adjusted Total Assets)          29,437       11.08%      >13,283        5.0%
                                                                                            -



Note 5 Employee and Director Benefit Plans
------ -----------------------------------

     Employee Stock Ownership Plan

     The company has an employee stock ownership plan (the "ESOP") for those employees who meet the eligibility requirements of the plan. The ESOP was established in 1997. The ESOP currently has two loans established for the purpose of purchasing shares in the Company for the plan.

     In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at December 31, 2003 was $784,995. In November 2001, the Company also granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term.
     Interest is paid monthly with principal payments made as funds are available. At December 31, 2003, no balances were outstanding for advances on the line of credit.

     Shares owned by the ESOP at December 31, 2003 totaled 171,148. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 5   Continued
------

     total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:



                                                         December 31,
                                                  2003                   2002
                                            ----------               -----------
Number of Shares
    Released and Allocated                      77,857                  62,665
    Suspense                                    70,811                  86,003

Fair Value
    Released and Allocated                   1,557,140               1,127,970
    Suspense                                 1,416,220               1,548,054

     The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's contributions to the ESOP are as follows:


                                                          December 31,

                                                 2003                  2002
                                            ---------              -----------

     Compensation Expense                     408,370                 330,000
     Contributions                            408,370                 330,000

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

     Under the plan 34,000 additional stock options were granted to management and employees on October 15, 1999. These options vest over five years and expire after ten years. There are significant restrictions imposed based on continued employment.

     Additional stock options were granted to directors and management at fair market value during the years 2000, and 2001 with terms the same as the original options. During 2002 and 2003, options granted were 42,219 and 27,826 shares, respectively. All options granted in 2003 expire at the end of ten years. 7,000 shares granted in 2002 and 7,000 shares granted in 2003 to outside directors were fully vested when issued. The other terms of these additional options are the same as the terms of the original options.

     Options granted during 2002 and 2003 are summarized as follows:






                                                                     Awarded And                 Weighted Average
                                                                     Unexercised      Vested       Exercise Price
                                                                      Options        Options          Per Share
                                                                     -----------   -----------   ----------------

     December 31, 2002

     Options Granted - Outside Directors        January 1, 2002          76,014        59,918            $11.62
                                                During 2002               7,000         7,000            $16.20
     Options Granted - Management/Employees     January 1, 2002         182,166       146,344            $11.64
                                                During 2002              35,219            --            $16.93
                                                                     -----------   ----------    ----------------

            Total Options Outstanding           December 31, 2002       300,399       213,262            $12.36
                                                                     ==========    ==========


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 5   Continued
------


                                                                     Awarded And                Weighted Average
                                                                     Unexercised      Vested     Exercise Price
                                                                      Options        Options       Per Share
                                                                     -----------   ----------   -------------
          December 31, 2003

        Options Granted - Outside Directors     January 1, 2003         83,014         75,833        $12.00
                                                During 2003              7,000          7,000        $18.00
        Options Granted - Management/Employees  January 1, 2003        217,385        167,594        $12.50
                                                During 2003             20,826             --        $18.88
                                                                       -------        -------

                 Total Options Outstanding      December 31, 2003      328,225        250,427        $12.89
                                                                       =======        =======        ======


     The Savings Bank accounts for these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation, ("SFAS No. 123") requires compensation cost to be calculated by the fair value based method. However, it is not possible to estimate the fair value of the options at the grant date. Therefore, the estimates of compensation cost have been determined by the intrinsic value based method.


Note 6 Deposits

     Savings deposit balances are summarized as follows:


                                            December 31, 2002                      December 31, 2002
                                    ------------------------------           ------------------------------
                                     Average                                  Average
                                      Rate      Amount     Percent             Rate       Amount     Percent
                                    --------   -------     -------           -------   -----------   -------


     Passbook                          1.75   84,622,380    38.12            2.04       63,942,676     2.16
     Interest-Free Checking              --   12,114,590     5.46              --       11,354,070     5.71
     NOW                               1.17   18,753,775     8.45            1.50       13,425,042     6.75
     Money Market Deposit              1.47   26,308,635    11.85            1.71       35,372,704    17.79
                                             -----------   ------                      -----------   ------

                                             141,799,380    63.88                      124,094,492    62.41
                                             -----------   ------                      -----------   ------

    Fixed Term Certificate Accounts
      Balances $100,000 or Greater     2.84   20,284,510     9.14            3.31       19,388,917     9.75
      Balances Less than $100,000      2.66   59,908,596    26.98            3.08       55,356,478    27.84
                                             -----------   ------                      -----------   ------
                                              80,193,106    36.12                       74,745,395    37.59
                                             -----------   ------                      -----------   ------

                                             221,992,486   100.00                      198,839,887   100.00
                                             ===========   ======                      ===========   ======


The contractual maturity of certificate accounts at December 31, 2003 and 2002, is as follows:



             Year Ending December 31, 2003         Year Ending December 31, 2002
             -----------------------------         -----------------------------
               2004             45,642,644           2003            49,359,359
               2005             21,464,822           2004            11,390,081
               2006              6,379,826           2005            11,253,040
               2007              2,937,998           2006               737,993
               2008 and After    3,767,816           2007 and After   2,004,922
                               -----------                           -----------
                                80,193,106                           74,745,395
                               ===========                           ===========

Note 7 Accrued Interest Receivable, Net


                                                   2003                  2002
                                                ---------             ----------

Loans
   (net of allowance for uncollected interest)    590,148               747,126
Investment Securities                             768,113               746,774
Cash and Due from Banks                             8,379                 8,548
                                                ---------             ---------
                                                1,366,640             1,502,448
                                                =========             =========

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 8 Federal Home Loan Bank Advances

The contractual maturity of FHLB advances at December 31, 2003 is as follows:

     2004            29,617                    2009              33,799
     2005            30,410                    2010           8,034,703
     2006            31,224                    2011          19,035,632
     2007            32,059                    2012           5,036,586
     2008         3,032,917                    2013 and after   913,124

     Convertible fixed rate advances were $35,000,000 for both periods ending December 31, 2003 and 2002. The convertible fixed rate advances have an original maturity of 10 years with an option held by FHLB to convert to a variable rate tied to 3-month LIBOR beginning 1 to 3 years from the original issue date. If converted to a variable rate the bank maintains the option to pay off the advance or continue at the variable rate over the original contractual maturity of the advance. CRA mortgage match advances are amortized over a 30-year period and totaled $1,210,071 at December 31, 2003 and $1,238,709 at December 31, 2002. The average rate on FHLB advances was 4.85% at both December 31, 2003 and 2002.

     The Savings Bank pledges as collateral for these borrowings selected qualifying mortgage loans (as defined) under an agreement with the FHLB. Loans pledged at December 31, 2003 and 2002 were approximately $54,315,000 and $54,360,000, respectively.

Note 9 Noninterest Expense

     For periods ended December 31, 2003, 2002, and 2001, occupancy rental expense was $85,142, $75,498, and $38,762; auto rental expense was $16,724, $19,909, and $19,909; and equipment rental expense was $3,755, $1,678, $1,667, respectively.

     No advertising was capitalized for the periods end December 31, 2003, 2002, or 2001. All advertising was expensed as services were performed and costs were incurred.

     Other noninterest expense amounts are summarized as follows for the periods ended December 31, 2003, 2002 and 2001:

                                                                2003          2002             2001
                                                             ---------      ---------        --------
Other Noninterest Expense:
  Insurance Expense                                             49,614        104,086          49,342
  Professional Expenses and Supervisory Examinations           299,077        311,660         134,063
  Office Supplies and Postage                                  156,128        139,011         127,699
  Telephone                                                    130,814        157,747          87,853
  Director Fees                                                159,252        126,686          86,150
  Other Operating Expenses                                     454,644        684,714         381,685
                                                             ---------      ---------         -------
                                                             1,249,529      1,523,904         866,792
                                                             =========      =========         =======

Note 10 Related Party Transactions

     The Savings Bank has granted loans to its executive officers and directors. Management believes that such loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Loan balances to executive officers and directors at December 31, 2003, 2002 and 2001 were as follows:

                                                                 2003          2002           2001
                                                             ---------    -----------       ---------

Loan Balances at the Beginning of the Period                 2,381,392      1,743,756       1,788,928
New Loans                                                    2,610,748        901,497       1,278,794
Repayments                                                  (1,156,896)    (  263,861)     (1,323,966)
                                                             ---------     ----------       ---------

Loan Balances at the End of the Period                       3,835,244      2,381,392       1,743,756
                                                             =========      =========       =========

     Executive officers and directors have lines of credit that have not been used in the amount of $858,923, $498,636, and $613,240 at December 31, 2003, 2002, and 2001, respectively.

     Two individuals,  one a director and the other an officer and director, are
     also  partners  in  a  partnership  in  which  the  following   significant
     transaction occurred:

     The Savings Bank and the Real Estate Company lease office space at Browns Mill Road in Johnson City from the partnership. The monthly lease payments for the Savings Bank branch location were $3,372 from March 1, 2003 through February 28, 2006 with an option to renew for an additional three years at $3,878 per month. Effective April 1, 2004, the Real Estate Company entered into a three-year lease with the partnership. The monthly lease payments are $4,497 through March 31, 2007 with an option to renew for an additional three years at $5,170 per month. In addition, the Savings Bank, the Real Estate Company, and the Leasing Company lease storage space from the partnership on a month-to-month basis. The total lease payments for the additional storage space are $2,010 per month.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 11 Investment Securities

     The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at December 31, 2003 and 2002, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

               December 31, 2003:
               -----------------

                                                                                      Gross           Gross     Estimated
                                                                   Amortized        Unrealized     Unrealized     Market
                                                                     Cost             Gains           Losses      Value
                                                                   ----------      ---------      ----------    ---------
             Available-for-Sale:

                United States Government Agency Securities Maturing:
                   Within one year                                  2,030,774          5,864              --    2,036,638
                   After one year but within five years             1,022,169          9,988              --    1,032,157

                Mortgage Backed Securities Maturing:
                   After one year but within five years               363,538          1,580              --      365,118
                   After five years but within ten years            1,064,873         29,274              --    1,094,147
                   After ten years but within fifteen years         1,319,685         17,100              --    1,336,785
                   After twenty years                               1,227,535          8,943              --    1,236,478

                 Municipal Securities Maturing:
                   Within one year                                    130,000            819              --      130,819
                   After one year but within five years             1,398,810         77,226              --    1,476,036
                   After five years but within ten years            4,823,565        248,696              --    5,072,261
                   After ten years but within fifteen years         9,766,877        557,543              --   10,324,420
                   After fifteen years but within twenty years      3,025,933        172,956              --    3,198,889
                   After twenty years                               2,021,070         40,869          42,314    2,019,625

                Corporate Securities Maturing:
                   After one year but within five years             1,367,263         32,716              --    1,399,979
                   After five years but within ten years            4,487,738         73,035              16    4,560,757
                   After ten years but within fifteen years         2,100,000         11,640              --    2,111,640
                   After twenty years                               1,730,047        148,350              --    1,878,397

                Equity Securities (Preferred Stock in
                   U.S. Government Agencies):
                   Callable within one year                        21,055,811             --       2,899,811   18,156,000
                   Callable after 1 year but within five years      4,414,150        158,000              --    4,572,150
                   Callable after five years but within ten years   1,000,000         30,000              --    1,030,000

                Other
                   After twenty years                                 318,155         25,045              --      343,200
                                                                   ----------      ---------       ---------   ----------
                          Total Available-for-Sale                 64,667,993      1,649,644       2,942,141   63,375,496
                                                                   ==========      =========       =========   ==========

             Held-to-Maturity:

                United States Government Agency Securities Maturing:
                   After one year but within five years             5,067,937          8,183              --    5,076,120
                   After five years but within ten years            3,977,933          9,040          89,045    3,897,928
                   After fifteen years but within twenty years        257,345             --           7,051      250,294

                Mortgage Backed Securities Maturing:
                   After five years but within ten years            6,503,942          5,187          25,641    6,483,488
                   After ten years but within fifteen years         3,187,836          8,956           2,685    3,194,107
                   After fifteen years but within twenty years        862,403          5,385              --      867,788
                   After twenty years                               4,919,759          9,982          41,536    4,888,205

                 Municipal Securities Maturing:
                   Within one year                                    406,349            571              --      406,920
                   After one year but within five years             1,303,406            386           5,115    1,298,677
                   After ten years but within fifteen years           429,979         18,128              --      448,107

                Corporate Securities Maturing:
                   After one year but within five years             2,323,341         45,505              --    2,368,846
                   After five years but within ten years            1,086,789         41,987           5,363    1,123,413
                   After twenty years                               3,704,657        281,562          15,822    3,970,397
                                                                  -----------     ----------       ---------   ----------
                          Total Held-to-Maturity                   34,031,676        434,872         192,258   34,274,290
                                                                  ===========     ==========       =========   ==========

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 11 Continued
-------
               December 31, 2002:
               -----------------

                                                                                   Gross          Gross       Estimated
                                                                   Amortized     Unrealized     Unrealized     Market
                                                                     Cost          Gains          Losses        Value
                                                                   ----------    ---------       ----------  ----------
             Available-for-Sale:
                United States Government Agency Securities Maturing:
                   After one year but within five years             910,567         3,785               --      914,352
                   After ten years but within fifteen years       2,041,062        30,486           41,357    2,030,191
                   After fifteen years but within twenty years    2,150,849            --           32,429    2,118,420
                   After twenty years                               812,902         2,128               --      815,030

                U S Agency Collateralized Mortgage Obligations:
                   After five years but within ten years            492,329        26,866               --      519,195

                 Municipal Securities Maturing:
                   Within one year                                  125,000           756               --      125,756
                   After one year but within five years             550,000        35,414               --      585,414
                   After five years but within ten years          3,628,939       139,211            3,654    3,764,496
                   After ten years but within fifteen years      10,833,870       350,387              932   11,183,325
                   After fifteen years but within twenty years    4,028,838       137,481           15,240    4,151,079
                   After twenty years                             2,163,297         7,044           38,151    2,132,190

                Corporate Securities Maturing:
                   After one year but within five years           1,406,115        24,812               --    1,430,927
                   After five years but within ten years          4,447,251         8,700           23,886    4,432,065
                   After ten years but within fifteen years       2,100,000            --           93,706    2,006,294
                   After twenty years                             1,733,311        41,197               --    1,774,508

                Equity Securities (Preferred Stock in
                   U.S. Government Agencies):
                   Callable within one year                      17,935,131        29,869          623,000   17,342,000
                   Callable after 1 year but within five years    4,430,582       284,548               --    4,715,130
                   Callable after five years but within ten years 1,000,000        80,000               --    1,080,000

                Other
                   After twenty years                                15,075         2,895               --       17,970
                                                                 ----------     ---------  ----------------------------
                          Total Available-for-Sale               60,805,118     1,205,579          872,355   61,138,342
                                                                 ==========     =========       ==========   ==========
             Held-to-Maturity:

                United States Government Agency Securities Maturing:
                   After five years but within ten years          1,017,058         1,672               --    1,018,730
                   After ten years but within fifteen years       2,503,325        15,729               --    2,519,054
                   After twenty years                             1,840,956        30,983               --    1,871,939

                U.S. Agency Collateralized Mortgage Obligations:
                   After five years but within ten years          1,120,476        16,282               --    1,136,758
                   After ten years but within fifteen years       2,940,106        28,906            7,873    2,961,139
                   After twenty years                             1,610,561        14,798            3,177    1,622,182

                Corporate Securities Maturing:
                   After one year but within five years           1,038,776        47,726               --    1,086,502
                   After five years but within ten years            500,490            --           19,460      481,030
                   After twenty years                             3,166,555            --          203,275    2,963,280
                                                               ------------     ---------       ----------   ----------
                          Total Held-to-Maturity                 15,738,303       156,096          233,785   15,660,614
                                                               ============     =========       ==========   ==========

     Securities called from investment securities available-for-sale for the periods ended December 31, 2003, 2002, and 2001 were $5,932,581,
     $8,923,573, and $0, respectively, resulting in gross gains of $274, $259,772, and $0, respectively. Gross realized gains from calls on held-to-maturity securities for the periods ended December 31, 2003, 2002, and 2001 were $8,495,000, $2,041,000, and $0, respectively, resulting in gross gains of $186, $3,465, and $0, respectively.

     Securities sold under agreement to repurchase are offered to cash management customers as an automated, collateralized investment account. Under these transactions, securities are delivered to the counterparty's custody account. Securities held in custody accounts at December 31, 2003 and 2002 totaled $2,030,774 and $2,503,325, respectively.

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 12 Commitments
------- -----------

     In the normal course of business, the Savings Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Savings Bank are as follows:

                                                           December 31, 2003                         December 31, 2002
                                               ---------------------------------------   ---------------------------------------
                                                   Fixed       Variable                      Fixed      Variable
                                                     Rate         Rate         Total          Rate         Rate         Total
                                               ----------     ----------    ----------    ----------    ----------    ----------

    Mortgage Loans to Originate                        --      1,700,520     1,700,520            --       853,715       853,715
    Construction Loans                                 --     11,466,084    11,466,084            --    10,632,480    10,632,480
    Unsecured Lines of Credit                          --        599,809       599,809            --       378,544       378,544
    Overdraft Protection Accounts                 418,710             --       418,710       454,330            --       454,330
    Home Equity Lines of Credit                        --      5,341,397     5,341,397            --     4,844,727     4,844,727
    Commercial Loans                            1,663,219      9,133,999    10,797,218       715,143     4,642,537     5,357,680
                                               -----------    -----------   ----------    ----------   -----------    ----------
                                                2,081,929     28,241,809    30,323,738     1,169,473    21,352,003    22,521,476
                                               ===========    ===========   ==========    ==========   ============   ==========


     Commitments under standby letters of credit totaled approximately $212,000 and $919,000 December 31, 2003 and 2002, respectively. The amount and type of collateral obtained, if deemed necessary by the Savings Bank upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

     At December 31, 2003, the Savings Bank had an unused line of credit for funds purchases and daylight overdrafts with one bank. The line totals $2,000,000 and has a variable interest rate based on the lending bank's daily federal funds rate. The Savings Bank also has available lines of credit with the FHLB in the amount of $60,000,000.

     The Savings Bank is engaged in the sale of mortgage loans on the secondary market. These loans are sold outright and are not serviced by the Savings Bank. Loans originated for sale are under contract from the time the loans are closed and are held at cost on the general ledger. The Savings Bank turns these loans within a one to two week period. The gain on the sale of these mortgage loans is as follows:

                                    2003              2002             2001
                                 ------------     -------------    -------------

      Selling Price              51,490,655        27,651,336       18,333,321
      Less: Carrying Value       50,493,861        27,141,803       17,985,843
        Loan Cost                   176,375           141,115          119,880
                                 ------------     -------------     ------------

      Net Gain on Loans Sold        820,419           368,418          227,598
                                 ============     =============     ============

     At December 31, 2003, 2002, and 2001, the Savings Bank had mortgage loans committed to be sold totaling $413,179, $2,447,752, and $2,548,370, respectively. Commitments to originate loans to be sold on the secondary market were $5,116,152, $8,397,051, and $1,968,281 at December 31, 2003,
     2002, and 2001, respectively.

     The Savings Bank leases office space at the Browns Mill Road, Johnson City, branch location under an operating lease which is scheduled to expire on February 28, 2006 with an option to renew and extend for another three years. The Real Estate Company also leases office space near the Browns Mill Road, Johnson City, branch location which extends through March 31, 2007 with an option to renew for an additional 3 years. The Savings Bank has one automobile lease that expires in April 2006. In addition, the Savings Bank and the Real Estate Company lease storage space at the Browns Mill Road, Johnson City, location under a month-to-month operating lease. Management expects as operating leases expire in the normal course of business, they will be renewed or replaced by leases on other properties at current market rental rates at the time of renewal.

     Approximate minimum future rentals to be paid under the cancelable and noncancelable leases for five years subsequent to December 31, 2003 are as follows:




                                             Noncancelable           Cancelable
 Years Ended                                   Leases -               Leases -
              December 31,                 Building & Auto            Building
              -------------                ---------------          ------------

                 2004                            102,216               20,370
                 2005                            105,803               24,120
                 2006                             64,500               24,120
                 2007                             13,491               24,120
                 2008                                 --               24,120
                                                --------             --------
           Total Minimum Future Rentals          286,010              116,850
                                                ========             ========

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 13 Guaranteed Preferred Beneficial Interest in Subordinated Debentures
------- -------------------------------------------------------------------

     On December 18, 2001, the Company issued $8,248,000 of junior subordinated debentures to State of Franklin Trust I (the "Trust"), a Connecticut business trust wholly owned by the Company. The Trust (a) sold $8,000,000 of Capital Securities through its underwriters to institutional investors and upstreamed the proceeds to the Company and (b) issued $248,000 of Common Securities to the Company. Both of these Securities have the same terms and conditions as the junior subordinated debentures. The sole asset of the Trust is the $8,248,000 of junior subordinated debentures issued by State of Franklin Bancshares. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of the Trust's obligations with respect to the Capital Securities. These capital securities are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interest in Subordinated Debentures" and qualify as Tier 1 capital, subject to certain limitations as discussed in
     Note 4. The securities are redeemable at par after December 2006 and have a final maturity in December 2031. The interest is payable quarterly at a floating rate equal to 3-month LIBOR plus 3.6%. There is a five-year rate cap of 12.5%. The interest distributions are payable on March 18, June 18, September 18, and December 18. The first distribution was paid on March 18, 2002. A $240,000 placement cost associated with the Capital Securities will be amortized over five years using the level yield method. The Capital Securities will be used to support the Company's current capital position allowing for future growth.

Note 14 Fair Value of Financial Instruments
------- -----------------------------------

The fair value of financial instruments is disclosed to comply with SFAS No. 107, Disclosure about Fair Value of Financial Instruments. The following tables present estimates of fair value for the Savings Bank's financial instruments at December 31, 2003 and 2002:

                                                                                     Carrying              Fair
                                                                                       Amount              Value
                                                                                    -----------         -----------
         December 31, 2003:

         Financial Assets:
              Cash and Cash Equivalents                                              32,141,033          32,141,033
              Investment Securities                                                  97,407,172          97,649,786
              Loans                                                                 151,059,784         151,854,497
              Accrued Interest Receivable                                             1,366,640           1,366,640

         Financial Liabilities:
              Deposits                                                              221,992,486         222,615,134
              Advance Payments by Borrowers for Taxes and Insurance (Escrows)           103,632             103,632
              Accrued Interest on Deposits                                              141,757             141,757
              FHLB Advances                                                          36,210,071          37,843,293
              Preferred Beneficial Interest in Subordinated Debentures                8,000,000           8,000,000

         December 31, 2002:

         Financial Assets:
              Cash and Cash Equivalents                                              19,887,689          19,887,689
              Investment Securities                                                  77,766,965          77,689,276
              Loans                                                                 160,352,886         160,766,407
              Accrued Interest Receivable                                             1,502,448           1,502,448

         Financial Liabilities:
              Deposits                                                              198,839,887         199,093,130
              Advance Payments by Borrowers for Taxes and Insurance (Escrows)           115,191             115,191
              Accrued Interest on Deposits                                              184,365             184,365
              FHLB Advances                                                          36,238,709          37,386,934
              Preferred Beneficial Interest in Subordinated Debentures                8,000,000           8,000,000


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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 14  Continued
-------

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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 14 Continued
-------

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


Note 15  Federal Income Tax
-------  ------------------

     A reconciliation between the effective income tax expense or benefit and the amount computed by multiplying the projected statutory federal income tax rate for the period ended December 31, 2003, 2002 and 2001 is as follows:



                                                                          2003            2002               2001
                                                                       ---------        ---------          --------

         Computed "Expected" Federal Tax                               1,157,318        1,287,474           822,759
         Effect of State Taxes                                           146,026          104,203            78,703
         Tax Exempt Interest                                          (  305,978)      (  290,720)       (  143,941)
         FHLMC  Dividends                                             (  176,389)      (  283,036)       (  275,903)
         Miscellaneous Other                                          (   62,547)      (   57,491)          100,097
                                                                     -----------      -----------        ----------

         Provision for Income Taxes                                      758,430          760,430           581,715
                                                                     ===========      ===========        ==========

         Current Income Tax Expense                                      832,041          850,535           702,598
         Deferred Income Tax (Benefit)                               (    73,611)     (    90,105)       (  120,883)
                                                                     -----------      -----------        ----------

         Provision for Income Taxes                                      758,430          760,430           581,715
                                                                     ===========      ===========        ==========

         Deferred Tax Assets and Liabilities:

         Due to Reserve for Loan and Lease Losses                        850,903          742,108           586,997
         Due to Unrealized Losses on Investments                         494,897                -           251,391
                                                                      ----------      -----------        ----------
              Deferred Tax Assets                                      1,345,800          742,108           838,388
                                                                      ----------      -----------        ----------

         Due to FHLB Dividends                                       (   204,458)     (   169,274)       (  128,451)
         Due to Unrealized Gains on Investments                                       (   155,931)
                                                                     -----------      -----------        ----------
              Deferred Tax Liabilities                               (   204,458)     (   325,205)       (  128,451)
                                                                      ----------      -----------        ----------

         Deferred Tax Assets and Liabilities                           1,141,342          416,903           709,937
                                                                      ==========      ===========        ==========


     In assessing the realizability of the related deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the projection for future taxable income over the periods which the deferred tax asset is deductible, at December 31, 2003, management believes it is more likely than not that the Savings Bank will realize the benefits of these deductible differences.


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

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001


Note 16  Continued
-------  ----------

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

Note 17  Legal Proceedings
-------  ----------------

     The Company and its subsidiaries are periodically involved in legal proceedings that are generally incidental to their businesses. At December 31, 2003, there were no legal proceedings that were expected to have a material impact on the Company's financial statements.


Note 18  Earnings Per Share
-------  ------------------

     Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, is effective for fiscal years ending after December 15, 1997. This statement presents standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS.

         Earnings per Share Computation:

                                                                      2003               2002               2001
                                                                   ---------           ---------          ---------


         Net Income                                                2,645,445           3,184,141          1,957,411
         Average Basic Shares Outstanding                          1,388,782           1,379,713          1,374,709

         Basic Earnings Per Share                                       1.90                2.31               1.42
                                                                        ====                ====               ====


         Net Income                                                2,645,445           3,184,141          1,957,411

         Average Basic Shares Outstanding                          1,388,782           1,379,713          1,374,709
         Dilutive Effect Due to Stock Options                        105,526              93,444             65,572
                                                                  ----------           ---------          ---------

         Average Shares Outstanding, as Adjusted                   1,494,308           1,473,157          1,440,281

         Diluted Earnings Per Share                                     1.77                2.16               1.36
                                                                        ====                ====               ====


Note 19  Condensed Parent Company Only Financial Statements
-------  --------------------------------------------------

         Statement of Financial Position                             December 31,               December 31,
                                                                        2003                       2002
                                                                    ------------               ------------

                  Assets:

         Cash and Cash Equivalents                                     8,522,421                 8,853,128
         Investments - Available-for-Sale                                343,200                    17,970
         Investment in State of Franklin Leasing                         585,204                   704,553
         Investment in State of Franklin Savings Bank                 22,782,742                20,843,815
         Investment in State of Franklin Statutory Trust I               248,000                   248,000
         Interest Receivable                                               9,818                    12,823
         Trust Preferred Placement Cost, net of amortization             140,000                   188,000
         Accrued Tax Benefit                                             130,943                    18,165
                                                                     -----------               -----------
                Total Assets                                          32,762,328                30,886,454
                                                                     ===========               ===========


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001


Note 19  Continued
------



                                                                                   December 31,         December 31,
                                                                                           2003                2002
                                                                                   ------------        ------------
         Liabilities:

         Accounts Payable and Accrued Expenses                                          13,780              15,588
         Deferred Tax Liability                                                          9,590               1,109


                Total Liabilities                                                       23,370              16,697
                                                                                    ----------          ----------

         Guaranteed Preferred Beneficial Interest
             In Subordinated Debentures                                              8,248,000           8,248,000
                                                                                    ----------         -----------

         Stockholders' Equity:

         Common Stock, $1.00 Par Value,
            Authorized: 10,000,000 Shares; Issued: 1,465,512 Shares                   1,465,512          1,465,512
         Paid-In Capital                                                             14,251,461         14,251,461
         Accumulated Other Comprehensive Income                                     (   797,592)           252,107
         Retained Earnings                                                           10,356,572          7,711,127
         Less: Employee Stock Ownership                                             (   784,995)       ( 1,058,450)
                                                                                     ----------        -----------

                Total Stockholders' Equity                                           24,490,958          22,621,757
                                                                                     ----------         -----------

                    Total Liabilities and Stockholders' Equity                       32,762,328          30,886,454
                                                                                     ==========          ==========






         Statement of Income                                                       Period Ended         Period Ended
                                                                                   December 31,         December 31,
                                                                                           2003                 2002
                                                                                   ------------         ------------


         Interest Income                                                                190,063             225,878

         Interest Expense                                                           (   433,863)        (   500,713)
         Other Operating Expenses                                                   (   142,881)        (   119,733)
                                                                                    ------------        ------------

         Income (Loss) before Income Taxes and Equity
           in Undistributed Earnings of Subsidiaries                                (   386,681)        (   394,568)
         Provision for Income Taxes (Benefit)                                       (   149,179)        (   147,981)
                                                                                    ------------        ------------
             Income (Loss) before Equity in Undistributed Earnings of Subsidiaries  (   237,502)        (   246,587)

         Equity in undistributed Earnings of Subsidiaries                             2,882,947           3,430,728
                                                                                    ------------        ------------
         Net Income                                                                   2,645,445           3,184,141
                                                                                    ============        ============


State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002, and 2001

Note 19  Continued
-------


         Statement of Cash Flows                                                   Period Ended          Period Ended
                                                                                    December 31,          December 31,
                                                                                         2003                 2002
                                                                                 -----------------     ---------------

         Cash Flows from Operating Activities
                Net Income                                                            2,645,445           3,184,141
                Items Not Affecting Cash and Cash Equivalents:
                  Equity in Undistributed Earnings of Subsidiaries                  ( 2,882,947)        ( 3,430,728)
                  (Increase) in Accrued Tax Benefit                                 (   112,778)        (    18,165)
                  Decrease in Deferred Tax                                                   --               3,099
                  Increase (Decrease) in Accounts Payable                           (     1,807)              1,594
                  Amortization Expense                                                   48,000              48,000
                  Earned ESOP Shares                                                    273,455              31,644
                  (Increase) Decrease in Accounts Receivable                              3,005         (     7,409)
                                                                                    ------------        ------------

                    Net Cash (Used) by Operating Activities                         (    27,627)        (   187,824)
                                                                                    ------------        ------------

         Cash Flows from Investing Activities
                Purchase of Available-for-Sale Investments                          (   303,080)        (    15,075)
                Proceeds from Sale of Available-for-Sale Investments                         --             514,297
                                                                                    ------------        ------------

                    Net Cash Provided (Used) by Investing Activities                (   303,080)            499,222
                                                                                    ------------        ------------

                    Net Increase (Decrease) in Cash and Cash Equivalents            (   330,707)            311,398

         Cash and Cash Equivalents at Beginning of Period                             8,853,128           8,541,730
                                                                                    ------------        ------------

                    Cash and Cash Equivalents at End of Period                        8,522,421           8,853,128
                                                                                    ============        ============


STATE OF
FRANKLIN
BANCSHARES, INC.

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


/s/ Charles E. Allen, Jr.                      /s/ Randal R. Greene
Charles E. Allen, Jr.                          Randal R. Greene

Chairman of the Board of Directors             President
  and Chief Executive Officer


--------------------------------------------------------------------------------

1907 North Roan Street  -  P.O.  Box 940 - Johnson  City,  Tennessee  37605-0940
(423) 926-3300 - Facsimile (423) 232-4448

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. State of Franklin's Chief Executive Officer and its President (principal accounting and financial officer) have evaluated the effectiveness of the design and operation of State of Franklin's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the last day of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the President have concluded that State of Franklin's disclosure controls and procedures are effective to ensure that material information relating to State of Franklin and State of Franklin's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in State of Franklin's internal controls or in other factors that occurred during the last fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

     Except as set forth below, the information required by this item is incorporated by reference to the sections entitled "Incumbent Directors (Terms Expiring 2005)," "Incumbent Directors (Terms Expiring 2005)," "Incumbent Directors (Terms Expiring 2006)," "Information about the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of State of Franklin's Proxy Statement related to its 2004 Annual Meeting of Shareholders.

Audit Committee Financial Expert

     Our Board of Directors has determined that Audit Committee  members Cameron
E. Perry, Vance W. Cheek and Steven K. Gross are each qualified as "audit committee financial experts," as defined under the rules of the Securities and Exchange Commission. Each of our audit committee financial experts is independent.

Code of Ethics

     We have adopted a code of ethics that applies to our senior management, including our chief executive officer, vice president (principal accounting officer) and persons performing similar functions. Copies of our code of ethics are available without charge upon written request directed to Charles E. Allen, Jr., 1907 North Roan Street, P.O. Box 940, Johnson City, Tennessee 37605-0940.

Item 10. Executive Compensation.

     This item is incorporated by reference to the section entitled
"Executive Compensation" of State of Franklin's Proxy Statement related to its 2004 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     This item is incorporated by reference to the section entitled "State of Franklin Stock Ownership" of State of Franklin's Proxy Statement related to its 2004 Annual Meeting of Shareholders.

Item 12.  Certain Relationships and Related Transactions

     This  item  is   incorporated   by  reference   to  the  section   entitled
"Transactions with Executive Officers, Directors and Others" of State of Franklin's Proxy Statement related to its 2004 Annual Meeting of Shareholders.

Item 13.  Exhibits and Reports on Form 8-K

(1) Exhibits

  Exhibit No.       Description

    3.1*    Charter of State of Franklin Bancshares, Inc.

    3.2*    Bylaws of State of Franklin Bancshares, Inc.

     21     Subsidiaries of State of Franklin Bancshares, Inc.

     22     Consent of Baylor and Backus

   31.1 Certification of Randal R. Greene, President of State of Franklin Bancshares, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Charles E. Allen, Jr., the Chief Executive Officer of State of Franklin Bancshares, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Randal R. Greene, President of State of Franklin Bancshares, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Charles E. Allen, Jr., the Chief Executive Officer of State of Franklin Bancshares, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     -------------------

   *        Incorporated   herein   by  reference  to   the   Registrant's  Form
            10-KSB, filed with the Securities and Exchange Commission on March 28, 1999 (File number 000-24675).


     (2)  Reports on Form 8-K
          -------------------


     No reports on Form 8-K were filed during the quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

     This item is incorporated by reference to the section entitled "Principal Accountant Fees and Services" of State of Franklin's Proxy Statement related to its 2004 Annual Meeting of Shareholders.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       STATE OF FRANKLIN BANCSHARES, INC.


                                       By: /s/ Charles E. Allen, Jr.
                                          --------------------------------------
                                          Charles E. Allen, Jr.
                                          Chairman of the Board

                                          Date: March 29, 2004

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Capacity                                                 Date
         ----------                          --------                                               -------
/s/ Charles E. Allen, Jr.
---------------------------         Chairman of the Board, Director                               March 29, 2004
Charles E. Allen, Jr.               (principal executive, financial, and accounting officer)


/s/ Randal R. Greene
---------------------------         President, Director                                           March 29, 2004
Randal R. Greene

/s/ Stephen Gross
---------------------------         Director                                                      March 29, 2004
Stephen Gross

/s/ Donald R. Jeanes
---------------------------         Director                                                      March 29, 2004
Donald R. Jeanes

/s/ Henry J. Williams, M.D.
---------------------------         Director                                                      March 29, 2004
Henry J. Williams, M.D.

/s/ Kenneth E. Cutshall, M.D.
---------------------------         Director                                                      March 29, 2004
Kenneth E. Cutshall, M.D.

/s/ Charles E. Allen, Sr.
---------------------------         Director                                                      March 29, 2004
Charles E. Allen, Sr.

/s/ Richard S. Venable
----------------------------        Director                                                      March 29, 2004
Richard S. Venable

/s/ Verrill M. Norwood, Jr.
----------------------------        Director                                                      March 29, 2004
Verrill M. Norwood, Jr.

/s/ Cameron E. Perry
-----------------------------       Director                                                      March 29, 2004
Cameron E. Perry

/s/ Vance W. Cheek
-----------------------------       Director                                                      March 29, 2004
Vance W. Cheek

/s/ Alan R. Hubbard
-----------------------------       Director                                                      March 29, 2004
Alan R. Hubbard
