Form 10QSB
period 2004-03-31
STATE OF FRANKLIN BANCSHARES INC
filed 2004-05-13
CIK 1066626

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED:          MARCH 31, 2004
                                              --------------------


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER:     0-24675
                           ---------


                       STATE OF FRANKLIN BANCSHARES, INC.
                   ------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          TENNESSEE                                       62-1749121
---------------------------------               --------------------------------
    (STATE OF INCORPORATION)                           (I.R.S.  EMPLOYER
                                                        IDENTIFICATION NO.)


             1907 NORTH ROAN
          JOHNSON CITY, TENNESSEE                                  37601
         --------------------------                                -----
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

                                    YES   X       NO
                                         ----

                                    1,465,512
                   ------------------------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 10, 2004)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES           NO    X
                                                       ----

                        STATE OF FRANKLIN BANCSHARES, INC

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS                                          PAGE
                                                                         -------
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)      3

             CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED MARCH 31, 2004
               (UNAUDITED) AND 2003 (UNAUDITED)                                4

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
               AND YEAR ENDED DECEMBER 31, 2003 (AUDITED)                      5

             CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 2004
               (UNAUDITED) AND 2003 (UNAUDITED)                                6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)            7


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                      13

     ITEM 3. CONTROLS AND PROCEDURES                                          15


PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                16

     ITEM 2. CHANGES IN SECURITIES                                            16

     ITEM 3. DEFAULT UPON SENIOR SECURITIES                                   16

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              16

     ITEM 5. OTHER INFORMATION                                                16

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 16

PART 1  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                       STATE OF FRANKLIN BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  MARCH 31,         DECEMBER 31,
                             ASSETS                           2004 - UNAUDITED     2003 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   4,570,558          3,764,363
Federal Funds Sold                                                  30,475,000         25,040,000
Short-Term Interest Bearing Deposits                                 3,024,523          3,336,670
-------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                  38,070,081         32,141,033
-------------------------------------------------------------------------------------------------
Investments - HTM
   (Estimated Market 2004 - $46,113,852 and 2003 - $34,274,290)     45,709,476         34,031,676
Investments - AFS                                                   63,189,106         63,375,496
Loans Held for Sale                                                  1,395,241            413,179
Loans and Leases Receivable                                        151,213,425        150,646,605
   Less: Allowance for Loan and Lease Losses                      (  1,871,073)      (  1,870,279)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                149,342,352        148,776,326
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,482,971          1,366,640
Land, Buildings & Equip at Cost Less Accum Depr
   of $2,235,698 in 2004 and $2,091,874 in 2003                      6,756,817          6,218,358
Prepaid Expense and Accounts Receivable                                175,994            108,260
Deferred Tax Assets                                                    888,231          1,141,342
FHLB Stock                                                           2,378,200          2,354,800
Investment in Service Bureau at Cost                                   815,009            815,009
Other Real Estate Owned                                              1,060,856          1,152,919
Other Assets                                                           154,669            159,000
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 311,419,003        292,054,038
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $  14,756,560         12,114,590
Interest-Bearing Deposits                                          214,862,054        209,877,896
Advances to Borrowers for Taxes and Insurance                          179,922            103,632
Accrued Interest on Deposits                                           136,538            141,757
Accrued State and Federal Taxes                                    (    30,485)       (   133,129)
Other Accounts Payable and Accrued Expenses                            582,324            537,849
Repurchase Agreements                                                1,095,583            536,419
FHLB Long-Term Advances                                             46,202,712         36,210,071
Deferred Credits on REO                                                199,779            173,996
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 277,984,987        259,563,081
-------------------------------------------------------------------------------------------------

Guaranteed Preferred Beneficial Interest in
   Subordinated Debentures                                           8,000,000          8,000,000

STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,465,512
Paid-in Capital                                                     14,251,461         14,251,461
Accumulated Other Comprehensive Income                             (   441,856)       (   797,592)
Retained Earnings                                                   10,909,004         10,356,571
  Less: Employee Stock Ownership                                   (   750,105)       (   784,995)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  25,434,016         24,490,957
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 311,419,003        292,054,038
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------------
INTEREST INCOME:                                      2004 - UNAUDITED  2003 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                              $    2,443,632         2,816,728
Other Interest Income                                        1,143,814           931,224
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 3,587,446         3,747,952
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         1,059,974         1,099,008
Interest on Repurchase Agreements                                2,568             3,851
Interest on Short-Term Debt                                          -                21
Interest on Long-Term Debt                                     463,128           433,293
Interest on Subordinated Debentures                            108,287           108,394
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                1,633,957         1,644,567
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           1,953,489         2,103,385
PROVISION FOR LOAN LOSSES                                      (10,000)         (177,637)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            1,943,489         1,925,748
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 118,910           124,341
Net Gain on Loans Sold                                          72,349           174,220
Realized Gain on Securities                                          -               231
Real Estate Sales Commission Income                             55,281            69,389
Insurance Commission Income                                     11,324            19,875
Rental Income, Net                                              21,014            15,515
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      278,878           403,571
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              717,953           660,474
Occupancy Expenses                                              98,424            91,668
Furniture and Equipment Expense                                123,748            56,089
Advertising                                                     63,424            33,758
Data Processing Expense                                        162,115           109,273
Other Operating Expenses                                       327,506           253,167
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  1,493,170         1,204,429
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                729,197         1,124,890
PROVISION FOR INCOME TAXES                                    (176,766)         (293,648)
----------------------------------------------------------------------------------------
       NET INCOME                                       $      552,431           831,242
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                 $         0.40              0.60
  DILUTED                                                         0.37              0.56
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,395,814         1,382,339
  DILUTED                                                    1,512,433         1,476,464
========================================================================================


The accompanying notes are an integral part of the consolidated financial statements.



                                     STATE OF FRANKLIN BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2003 (AUDITED)


                                                               Accumulated
                                                                  Other                 Employee
                                     Common        Paid-In    Comprehensive  Retained     Stock
                                     Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------   ------------
Balance at December 31, 2002           1,465,512   14,251,461     252,106   7,711,128  (1,058,450)     22,621,757

ESOP Shares Allocated                         --           --          --          --     273,455         273,455

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
         (Net of $656,269 Income Tax Benefit) --           --  (1,057,399)         --          --      (1,057,399)
      Less: Reclassification Adjustment
         (Net of $4,780 Income Tax)           --           --       7,701          --          --           7,701
                                                                                                     ------------
                                                                                                       (1,049,698)

  Net Income                                  --           --          --   2,645,445          --       2,645,445
                                                                                                     ------------
        Total Comprehensive Income            --           --          --          --          --       1,595,747
                                    ------------   ----------   ---------  ----------   ---------    ------------
Balance at December 31, 2003           1,465,512   14,251,461  (  797,592) 10,356,573   ( 784,995)     24,490,959

ESOP Shares Allocated                         --           --          --          --      34,890          34,890

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $214,819 Income Tax)        --           --     346,122          --          --         346,122
      Less: Reclassification Adjustment
          (Net of $5,967 Tax Benefit)         --           --       9,614          --          --           9,614
                                                                                                     ------------
                                                                                                          355,736

  Net Income                                  --           --          --     552,431          --         552,431
                                                                                                     ------------
        Total Comprehensive Income            --           --          --          --          --         908,167
                                    ------------   ----------   ---------  ----------   ----------   ------------
Balance at March 31, 2004              1,465,512   14,251,461  (  441,856) 10,909,004   (  750,105)    25,434,016
                                    ============   ==========   =========  ==========   ==========   ============

The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                               2004 - UNAUDITED  2003 - UNAUDITED
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $     552,431          831,242
  Items Not Affecting Cash:
    Depreciation                                                                        144,488           57,107
    (Increase) Decrease in Accrued Interest                                            (116,331)          13,056
    Deferred Income Taxes (Benefit)                                                      24,716          (52,450)
    Provision for Loan and Lease Losses                                                  10,000          177,637
    (Increase) Decrease in Prepaid Expenses and Accounts Receivable                     (67,734)         135,941
    Increase (Decrease) in Interest Payable                                              (5,219)           4,728
    Increase in State and Federal Taxes Payable                                         102,644                -
    Increase (Decrease) in Other Accounts Payable and Accrued Expenses                   44,475         (236,079)
    Increase (Decrease) in Deferred Loan Fees, Net                                       (5,898)          28,943
    Realized (Gain) on Securities                                                             -             (231)
    Discount Accretion                                                                  (48,389)         (59,073)
    Premium Amortization                                                                141,098          120,055
    Increase in Deferred Gain on Sale of REO                                             25,783                -
    Earned ESOP Shares                                                                   34,890           86,663
    FHLB Stock Dividends                                                                (23,400)         (22,300)
    Net (Increase) in Loans Held for Sale                                              (982,062)      (1,445,008)
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                        (168,508)        (359,769)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                          (17,103,992)               -
  Purchase of Available-for-Sale Investments                                                  -       (4,625,899)
  Proceeds from Maturities of Held-to-Maturity Investments                            4,405,000        2,495,000
  Proceeds from Maturities of Available-for-Sale Investments                            130,000        2,274,532
  Principal Payments on Mortgage-backed Securities - HTM                                959,790        3,217,121
  Principal Payments on Mortgage-backed Securities - AFS                                613,547          501,254
  (Increase) Decrease in Loans Receivable, Net                                         (478,065)       1,169,235
  Purchases of Premises and Equipment                                                  (682,947)        (261,709)
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                         (12,156,667)       4,769,534
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                            7,626,128        5,088,179
  Net Increase in Advances by Borrowers for Taxes and Insurance                          76,290           86,924
  Net Increase in Repurchase Agreements                                                 559,164           68,953
  Repayment of FHLB Advances                                                             (7,359)          (7,089)
  Proceeds from FHLB Advances                                                        10,000,000                -
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        18,254,223        5,236,967
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            5,929,048        9,646,732
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                        32,141,033       19,822,269
-----------------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  38,070,081       29,469,001
=================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $     355,736          440,218
Acquisition of Real Estate Property through Foreclosure of Related Loans          $   1,060,856        1,147,276
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $      99,525          725,300
    Interest                                                                      $   1,639,176        1,639,839
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


NOTE 2   BASIS OF PREPARATION
------  ----------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three months ended March 31, 2004 is not necessarily indicative of the results which may be expected for the entire year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2003.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the March 31, 2004 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

     Fixed assets at March 31, 2004, and December 31, 2003 are summarized as follows:

                                                         2004          2003
                                                     -----------   -----------
     Land                                             1,580,000     1,580,000
     Buildings and Leasehold Improvements             4,339,071     4,030,608
     Furniture, Fixtures and Equipment                3,073,444     2,699,624
                                                     -----------   -----------
                                                      8,992,515     8,310,232
     Less:  Accumulated Depreciation                  2,235,698     2,091,874
                                                     -----------   -----------
                                                      6,756,817     6,218,358
                                                     ===========   ===========

NOTE 5    LOANS RECEIVABLE
-------   ------------------

Loans receivable at March 31, 2004 and December 31, 2003, consist of the following:

                                                    2004             2003
                                              --------------   --------------
  First Mortgage Loans                           48,688,897       49,702,608
  Construction Loans                             21,636,425       21,817,058
  Consumer Loans                                 13,412,121       13,070,617
  Participation Loans, Net                          452,204          458,452
  Commercial Loans                               64,539,592       63,208,012
  Credit Line Advances                            1,347,751        1,185,167
  Lease Finance                                   1,530,897        1,550,376
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           151,607,887      150,992,290
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process     (   156,550)     (   101,875)
    Net Deferred Loan Origination Fees          (   237,912)     (   243,810)
    Accumulated General Loan Loss Allowance     ( 1,871,073)     ( 1,870,279)
                                             ---------------  ---------------
                                                ( 2,265,535)     ( 2,215,964)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              149,342,352      148,776,326
                                             ===============  ===============


An analysis of the allowance for loan and lease losses at March 31, 2004 and December 31, 2003 is as follows:

                                                    2004             2003
                                              --------------   --------------
    Balance - Beginning of Period                 1,870,279        1,563,320
    Provision for Loan and Lease Losses              10,000          444,548
    Loans and Leases Charged-Off                 (    9,206)      (  137,609)
    Charged-Off Loan and Lease Recoveries                 -               20
                                              --------------   --------------

    Balance - End of Period                       1,871,073        1,870,279
                                              ==============   ==============

The gross amount of participation loans serviced by State of Franklin Savings Bank was $904,388 at March 31, 2004 and $916,883 at December 31, 2003.

At March 31, 2004 the Company had non-accrual loans and leases totaling $2,810,000 which included $121,000 in impaired loans compared with $3,213,000 and $121,000, respectively, at December 31, 2003. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual agreement. The total allowance for loan losses allocated to impaired loans was $66,000 at March 31, 2004 and December 31, 2003. No interest income on impaired loans was recognized for the periods ending March 31, 2004 and December 31, 2003. The Company had no loans or leases 90 days or more past due and still accruing and no restructured loans at March 31, 2004.

NOTE  6     FEDERAL REGULATION
-------     ------------------

The capital ratios for State of Franklin Savings Bank are as follows:

                                                            For Capital
                                                             Adequacy
                                                             Purposes
                                                          And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands  (Reviewed)             Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of March 31, 2004:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        23,933    12.24%    >=19,548   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        22,363    11.44%    >=11,729    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       22,363     7.58%    >=14,747    5.0%

As of December 31, 2003:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        23,498    12.35%    >=19,021   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        21,923    11.53%    >=11,413    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       21,923     7.48%    >=14,649    5.0%


The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  -----------------
In Thousands  (Reviewed)             Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------
As of March 31, 2004:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        33,799     17.25%   >=19,592    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        31,800     16.23%   >=11,755     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       31,800     10.71%   >=14,843     5.0%

As of December 31, 2003:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        33,361     17.52%   >=19,066    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        31,351     16.46%   >=11,440     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       31,351     10.63%   >=14,744     5.0%

NOTE 7     EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------

EMPLOYEE STOCK OWNERSHIP PLAN

The company has an employee stock ownership plan (the "ESOP") for those employees who meet the eligibility requirements of the plan. The ESOP was established in 1997. The ESOP currently has two loans established for the purpose of purchasing shares in the Company for the plan.

In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at March 31, 2004 was $750,105. In November 2001, the Company also granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term. Interest is paid monthly with principal payments made as funds are available. At March 31, 2004, no balances were outstanding for advances on the line of credit.

Shares owned by the ESOP at March 31, 2004 totaled 175,148. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:

                                                       March 31,    December 31,
                                                          2004          2003
                                                     ------------- -------------
      Number of Shares
        Released and Allocated since Inception              77,857        77,857
        Suspense                                            68,873        70,811

      Fair Value
        Released and Allocated since Inception           1,557,140     1,557,140
        Suspense                                         1,377,460     1,416,220

The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's contributions to the ESOP are as follows:

                                                        March 31,   December 31,
                                                            2004           2003
                                                     -------------  ------------
      Compensation Expense                                 111,000       408,370
      Contributions                                        111,000       408,370

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

STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2004        90,014    82,833     $12.47
                                                 During 2004                --        --
     Options Granted - Management                January 1, 2004       238,211   172,935     $13.05
                                                 During 2004                --        --
                                                                       -------   -------
     Options Outstanding - March 31, 2004                              328,225   255,768     $12.89
                                                                       =======   =======

NOTE 8     DEPOSITS
-------   ----------

     Deposit balances are summarized as follows:

                                            March 31, 2004              December 31, 2003
                                    -----------------------------  -----------------------------
                                      Rate      Amount    Percent    Rate     Amount     Percent
                                    ------- -----------  --------  ------- -----------  --------
     Passbook                          1.73  89,097,324     38.80     1.75  84,622,380     38.12
     Interest-Free Checking              --  14,756,560      6.43       --  12,114,590      5.46
     NOW                               1.08  19,536,233      8.51     1.17  18,753,775      8.45
     Money Market Deposit              1.47  25,248,290     10.99     1.47  26,308,635     11.85
                                            -----------  --------          -----------  --------
                                            148,638,407     64.73          141,799,380     63.88
                                            -----------  --------          -----------  --------
     Fixed Term Certificate Accounts
      Balances $100,000 or greater     2.76  21,174,959      9.22     2.84  20,284,510      9.14
      Balances less than $100,000      2.61  59,805,248     26.05     2.66  59,908,596     26.98
                                            -----------  --------          -----------  --------
                                             80,980,207     35.27           80,193,106     36.12
                                            -----------  --------          -----------  --------
                                            229,618,614    100.00          221,992,486    100.00
                                            ===========  ========          ===========  ========

The contractual maturity of certificate accounts at March 31, 2004 and December 31, 2003, is as follows:

           Period Ending March 31, 2004            Year Ending December 31, 2003
         --------------------------------          -----------------------------
            2004             37,490,354              2004            45,642,644
            2005             28,904,925              2005            21,464,822
            2006              6,827,328              2006             6,379,826
            2007              2,910,015              2007             2,937,998
            2008 and After    4,847,585              2008 and After   3,767,816
                             ----------                              ----------
                             80,980,207                              80,193,106
                             ==========                              ==========

NOTE 9     FEDERAL HOME LOAN BANK ADVANCES
-------    -------------------------------

The contractual maturity of FHLB advances at March 31, 2004 is as follows:

         2004       27,278          2009                33,654
         2005       30,280          2010             8,034,555
         2006       31,091          2011            19,035,481
         2007       31,923          2012             5,036,431
         2008    3,032,777          2013 and after  10,909,242


Convertible fixed rate advances were $45,000,000 at March 31, 2004 and 35,000,000 at December 31, 2003. The convertible fixed rate advances have an original maturity of 10 years with an option held by FHLB to convert to a variable rate tied to 3-month LIBOR beginning 1 to 3 years from the original issue date. If converted to a variable rate the bank maintains the option to pay off the advance or continue at the variable rate over the original contractual maturity of the advance. CRA mortgage match advances are amortized over a 30-year period and totaled $1,202,712 at March 31, 2004 and $1,210,071 at December 31, 2003. The average rate on FHLB advances was 4.85% at both December 31, 2003 and 2002.

The Savings Bank pledges as collateral for these borrowings selected qualifying mortgage loans and securities (as defined) under an agreement with the FHLB. Loans and securities pledged at March 31, 2004 totaled $66.9 million in residential mortgage loans and $2 million in securities. At December 31, 2003 there were approximately $54.3 million in mortgage loans and no securities pledged for FHLB borrowings.


NOTE 10     INVESTMENT SECURITIES
-------     ---------------------

The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at March 31, 2004, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

                                                             Gross       Gross      Estimated
                                             Amortized     Unrealized  Unrealized     Market
                                                Cost         Gains       Losses       Value
                                             ----------   ---------    ---------  -----------
     Available-for-Sale:
          United States Government
            Agency Securities Maturing:
                Within one year               2,013,355       3,595           --     2,016,950
                After one year
                 but within five years        1,017,383       8,994           --     1,026,377

          Mortgage Backed Securities:
               After one year
                 but within five years          314,986       1,740           --       316,726
               After five years
                 but within ten years         1,042,885      24,730           --     1,067,615
               After ten years
                 but within fifteen years     1,214,455      15,963           --     1,230,418
               After 20 years                   784,118       6,480           --       790,598

              Municipal Securities Maturing:
               Within one year                  135,000       4,427           --       139,427
               After one year
                 but within five years        1,423,874      96,216           --     1,520,090
               After five years
                 but within ten years         5,146,665     443,972           --     5,590,637
               After ten years
                 but within fifteen years     9,662,127     927,305           --    10,589,432
               After fifteen years
                 but within twenty years      2,674,350     204,119           --     2,878,469
               After 20 years                 2,026,132      85,298       28,304     2,083,126

         Corporate Securities Maturing:
               After one year
                 but within five years        1,357,550      36,432           --     1,393,982
               After five years
                 but within ten years         4,471,335     151,935           --     4,623,270
               After ten years
                 but within fifteen years     2,100,000     102,404           --     2,202,404
               After twenty years             1,730,103     148,864           --     1,878,967

          Equity Securities
                Callable within one year     21,058,517      36,717    3,338,934    17,756,300
                Callable after one year
                  but within five years       4,414,150     240,000       14,081     4,640,069
                Callable after five years
                  but within ten years        1,000,000      90,000           --     1,090,000

          Other
               After 20 years                   318,155      36,094           --       354,249
                                             ----------   ---------    ---------   -----------
                  Total Available-for-Sale   63,905,140   2,665,285    3,381,319    63,189,106
                                             ==========   =========    =========   ===========

Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
                After one year
                 but within five years        7,064,805      28,236           11     7,093,030
                After five years
                 but within ten years         1,978,936          --       38,246     1,940,690
               After fifteen years
                 but within twenty years        261,819          --        7,089       254,730

          Mortgage Backed Securities:
                After one year
                 but within five years        2,650,156      18,040           --     2,668,196
               After five years
                 but within ten years         5,982,535      20,694        4,324     5,998,905
               After ten years
                 but within fifteen years     1,831,859      12,360        2,140     1,842,079
               After twenty years            16,361,543      12,377      156,231    16,217,689


                                                             Gross       Gross      Estimated
                                              Amortized  Unrealized    Unrealized     Market
                                                 Cost        Gains       Losses       Value
                                             ----------     -------    ----------  -----------

          Municipal Securities Maturing:
                After one year
                 but within five years        1,288,947       7,486           --     1,296,433
               After ten years
                 but within fifteen years       429,980      20,613           --       450,593
               After fifteen years
                 but within twenty years        319,645       1,942           --       321,587
               After twenty years               455,431          --        4,501       450,930

          Corporate Securities Maturing:
               After one year
                 but within five years        2,307,165      57,865           --     2,365,030
               After five years
                 but within ten years         1,075,138      41,942        8,385     1,108,695
               After twenty years             3,701,517     420,749       17,001     4,105,265
                                             ----------     -------    ---------   -----------
                  Total Held-to-Maturity     45,709,476     642,304      237,928    46,113,852
                                             ==========     =======    =========   ===========





Securities sold under agreement to repurchase are offered to cash management customers as an automated, collateralized investment account. Under these transactions, securities are delivered to the counterparty's custody account. Securities held in custody accounts at March 31, 2004 and December 31, 2003 totaled $2,013,355 and $2,030,774, respectively.


NOTE 11     EARNINGS PER SHARE
-------     ------------------
Earnings per share for three months ended March 31, 2004, compared with the same period in 2003, are as follows:

                                                          Three Months Ended
                                                               March 31,
                                                           2004        2003
                                                        ---------   ---------
Net Income                                                552,431     831,242

Average Basic Shares Outstanding                        1,395,814   1,382,339

Basic Earnings Per Share                                      .40         .60
                                                        =========   =========

Net Income                                                552,431     831,242

Average Basic Shares Outstanding                        1,395,814   1,382,339
Dilutive Effect Due to Stock Options                      116,619      94,125
                                                        ---------   ---------
Average Shares Outstanding, as Adjusted                 1,512,433   1,476,464

Diluted Earnings Per Share                                    .37        0.56
                                                        =========   =========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------  ------------------------------------------------------------------------

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

BALANCE SHEET REVIEW
--------------------

At March 31, 2004, assets of State of Franklin Bancshares, Inc. totaled $311 million reflecting an increase of $19 million or 7% since December 31, 2003. The growth in assets has been funded primarily by an $8 million increase in deposits and a $10 million increase in FHLB advances.

LOANS
-----

Loans outstanding totaled $151.6 million at March 31, 2004 compared with $151.0 million at December 31, 2003. First mortgage loans decreased $1.0 million, consumer loans increased $504,000, and commercial and construction loans increased $1.1 million. The loan portfolio mix at March 31, 2004 consists of 33% residential mortgages, 43% commercial, 14% real estate construction, and 10% consumer loans.

INVESTMENT SECURITIES
---------------------

Investment securities totaled $108.9 million at March 31, 2004. The investment portfolio at quarter end consisted of $12.3 million in debt securities issued by the U. S Government or Federal Agencies, $30.2 million in mortgage backed securities, $25.3 million in securities issued by state, county, or
municipalities,   $17.2  million  in  corporate  securities,  $23.5  million  in preferred stock issued by Federal Agencies, and $354,000 in other equity securities.

At March 31, 2004, securities categorized as available-for-sale totaled $63.2 million while the held-to-maturity securities totaled $45.7 million compared to $63.4 million in available-for-sale and $34.0 million in held-to-maturity at December 31, 2003. At March 31, 2004, the available-for-sale portfolio had net unrealized losses of $716,034 while our held-to-maturity securities had $404,376 in net unrealized gains.

NON-PERFORMING ASSETS
---------------------

At March 31, 2004 the Company had nonaccrual loans totaling $2.8 million compared with $3.2 million at December 31, 2003. The reserve for loan and lease losses was $1,871,073 at March 31, 2003, or 1.24% of loans and leases outstanding, net of unearned income and loans held for sale, compared to $1,870,279 or 1.24% at December 31, 2003. Management believes the allowance for loan losses is adequate to provide for potential loan losses.

DEPOSITS
--------

Total deposits at March 31, 2004 of $229.6 million, reflected an increase of $7.6 million or a 3% increase from $123 million at December 31, 2003. Non-interest bearing demand deposits totaled $14.8 million at March 31, 2004, an increase of $2.6 million from December 31, 2003. Interest bearing deposits increased $5.0 million to $214.9 million at March 31, 2004.

CAPITAL
-------

Tier 1 capital for the Savings Bank at March 31, 2004 was $22.4 million. At March 31, 2004, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 11.44%, 12.24% and 7.58%, respectively.

Tier 1 capital for the Company at March 31, 2004, was $31.8 million with Tier 1,
total  risk-based,   and  leverage  ratios  of  16.23%,   17.25%,   and  10.71%,
respectively.

LIQUIDITY
---------

The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity that the Company has not significantly used. The Company had unused sources of liquidity in the form of unused federal funds lines of credit and an unused line of credit with the Federal Home Loan Bank of Cincinnati.

EARNINGS REVIEW
----------------

The Company had net income of $552,431 for the three months ending March 31, 2004, compared with $831,242 for the same period last year, resulting in a decrease of 34%. Return on average assets and average equity was .75% and 8.90%, respectively, compared with 1.27% and 14.77% for the three month period ended March 31, 2003. For the three months ended March 31, 2004, net income per diluted share was $.37 compared to earnings per share of $.56 for the same period in 2003.

Noninterest income decreased $124,693, or 31%, during the three months ended March 31, 2004, compared to the same period last year as a result of declines in other fees and service charges, gains on loans sold, realized gains on securities, real estate sales commission, and insurance commissions. Contributing significantly to the decline in noninterest income were decreases in net gains on loans sold and realestate sales commission income which declined from the prior year as a result of declines in both refinancing of existing homes and decreased activity in the housing market.

Noninterest expense was $1,493,170 for the three months ending March 31, 2004, an increase of $288,741, or 24% over the 2003 period, resulting from increases in compensation and related benefits, occupancy expense, furniture and equipment expense, advertising, data processing, and other operating expenses.

NET INTEREST INCOME
-------------------

Interest income and interest expense both decreased from 2003 to 2004 primarily resulting from assets and liabilities repricing at lower rates. Net interest income of $1,953,489 for the three months ended March 31, 2004 reflects a decrease of $149,896 or 7% under the same period last year. For the three months ending March 31, 2004, average earning assets increased $28.6 million or 11% while average interest bearing liabilities increased $26.4 million, also 11%, compared with the same period in 2003. The taxable equivalent yield on earning assets declined 92 basis points to 5.34% for the first three months of 2004 compared with the same period in 2003 while the cost on interest bearing liabilities declined 36 basis points to 2.01%. Consequently, the taxable equivalent net interest margin based on average earning assets decreased to 2.89% for the three months ending March 31, 2004 compared with 3.48% for the same period in 2003.

PROVISION FOR LOAN LOSSES
-------------------------

During the three months ended March 31, 2004, the provision for possible loan losses was $10,000 compared with $177,637 for the same period last year. There were $9,206 in loan or lease charge-offs net of recoveries for the three months ended March 31, 2004, and no loan or lease charge-offs during the same period in 2003. The allowance for possible loan losses represented 1.24% of total loans, net of mortgage loans held-for-sale, at March 31, 2004, compared to 1.11% at March 31, 2003. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

PROVISION FOR INCOME TAXES
---------------------------

For the three months ended March 31, 2004, the provision for federal and state income taxes were $176,766, a decrease of $293,648 from 2003. The decrease is due to the decline in taxable income compared to the same period in 2003.


NONINTEREST INCOME
-------------------

The Company's noninterest income was $278,878 during the three months ended March 31, 2004, a decrease of $124,693 or 31% from the comparable 2003 period. During 2004, other fees and service charges, net gain on loans sold, realized gain on securities, real estate sales commissions, and insurance commission income declined $5,431, $101,871, $231, $14,108, and $8,551, respectively. Net rental income increased $5,499.


NONINTEREST EXPENSE
--------------------

Noninterest expense totaled $1,493,170 for the three month period ending March 31, 2004, an increase of $288,741, or 24%, over the same period in 2003. The increase was the result of increases in compensation and benefits, occupancy expense, furniture and equipment expense, advertising, data processing, and other operating expenses of $57,479, $6,756, $67,659, $29,666, $52,842, and
$74,339, respectively.


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

     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                STATE OF FRANKLIN BANCSHARES, INC.
                                ----------------------------------
                                (Registrant)





      May 13, 2004                         /s/ Randal R. Greene
---------------------------                -------------------------------------
         (Date)                            Randal R. Greene, President





      May 13, 2004                         /s/ Charles E. Allen, Jr.
---------------------------                -------------------------------------
         (Date)                            Charles E. Allen, Jr., Chairman of
                                           the Board and Chief Executive Officer
                                           (Principal Executive, Financial and
                                           Accounting Officer)