Form 10QSB
period 2004-06-30
STATE OF FRANKLIN BANCSHARES INC
filed 2004-08-11
CIK 1066626

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X]  QUARTERLY REPORT UNDER SECTION 13
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED:      JUNE 30, 2004
                                               -------------

                                       OR
                                       --

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
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

                                    YES     X            NO
                                          ----

                                    1,465,512
                   ------------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 11, 2004)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES                  NO    X
                                                             ----

                        STATE OF FRANKLIN BANCSHARES, INC

                                      INDEX
                                      -----

PART I.        FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                                       PAGE
                                                                                           -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)                 3

                  CONSOLIDATED STATEMENTS OF INCOME
                     THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)         4
                     SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)           5

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2003 (AUDITED)                                6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)           7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       8


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                15

         ITEM 3.  CONTROLS AND PROCEDURES                                                     17



PART II. OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS                                                          18

         ITEM 2.   CHANGES IN SECURITIES                                                      18

         ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                             18

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        18

         ITEM 5.   OTHER INFORMATION                                                          18

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                           18

         SIGNATURES                                                                           19


PART 1 - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                       STATE OF FRANKLIN BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                     JUNE 30,        DECEMBER 31,
                             ASSETS                           2004 - UNAUDITED     2003 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   4,865,907          3,764,363
Federal Funds Sold                                                  27,605,000         25,040,000
Short-Term Interest Bearing Deposits                                 3,564,837          3,336,670
-------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                  36,035,744         32,141,033
-------------------------------------------------------------------------------------------------
Investments - HTM
   (Estimated Market 2004 - $46,125,559 and 2003 - $34,274,290)     47,014,121         34,031,676
Investments - AFS                                                   58,167,233         63,375,496
Loans Held for Sale                                                    909,315            413,179
Loans and Leases Receivable                                        153,441,885        150,646,605
   Less: Allowance for Loan and Lease Losses                      (  1,794,949)      (  1,870,279)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                151,646,936        148,776,326
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,432,805          1,366,640
Land, Buildings & Equip at Cost Less Accum Depr
   of $2,379,522 in 2004 and $2,091,874 in 2003                      7,200,301          6,218,358
Prepaid Expense and Accounts Receivable                                160,238            108,260
Deferred Tax Assets                                                  1,597,995          1,141,342
FHLB Stock                                                           2,401,800          2,354,800
Investment in Service Bureau at Cost                                   815,009            815,009
Other Real Estate Owned                                              1,139,651          1,152,919
Other Assets                                                           171,926            159,000
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 308,693,074        292,054,038
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $  12,949,160         12,114,590
Interest-Bearing Deposits                                          214,778,981        209,877,896
Advances to Borrowers for Taxes and Insurance                          281,704            103,632
Accrued Interest on Deposits                                           122,422            141,757
Accrued State and Federal Taxes                                    (    68,160)       (   133,129)
Other Accounts Payable and Accrued Expenses                            664,524            537,849
Repurchase Agreements                                                  724,155            536,419
FHLB Long-Term Advances                                             46,195,467         36,210,071
Deferred Credits on REO                                                205,034            173,996
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 275,853,287        259,563,081
-------------------------------------------------------------------------------------------------

Guaranteed Preferred Beneficial Interest in
   Subordinated Debentures                                           8,000,000          8,000,000

STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,465,512
Paid-in Capital                                                     14,251,461         14,251,461
Accumulated Other Comprehensive Income                             ( 1,647,304)       (   797,592)
Retained Earnings                                                   11,484,807         10,356,571
  Less: Employee Stock Ownership                                   (   714,689)       (   784,995)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  24,839,787         24,490,957
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 308,693,074        292,054,038
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED JUNE 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2004 - UNAUDITED  2003 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                              $    2,353,706         2,693,268
Other Interest Income                                        1,180,202           832,507
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 3,533,908         3,525,775
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         1,014,116         1,145,798
Interest on Repurchase Agreements                                2,340             3,303
Interest on Short-Term Debt                                        690             2,419
Interest on Long-Term Debt                                     523,498           437,592
Interest on Subordinated Debentures                            109,517           110,027
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                1,650,161         1,699,139
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           1,883,747         1,826,636
PROVISION FOR LOAN LOSSES                                      (10,000)         (113,833)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            1,873,747         1,712,803
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 146,423           135,588
Net Gain on Loans Sold                                          98,431           284,673
Real Estate Sales Commission Income                            106,201            70,522
Insurance Commission Income                                     17,823            24,763
Rental Income, Net                                              25,997            21,336
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      394,875           536,882
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              725,515           679,327
Occupancy Expenses                                             105,545           108,904
Furniture and Equipment Expense                                130,147           107,933
Advertising                                                     72,644            37,928
Data Processing Expense                                        156,090           147,135
Other                                                          345,676           274,159
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  1,535,617         1,355,386
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                733,005           894,299
PROVISION FOR INCOME TAXES                                    (157,202)         (279,843)
----------------------------------------------------------------------------------------
       NET INCOME                                       $      575,803           614,456
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                 $         0.41              0.44
  DILUTED                                                         0.38              0.41
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,397,269         1,387,191
  DILUTED                                                    1,533,126         1,481,549
========================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                            SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2004 - UNAUDITED  2003 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     4,797,338         5,509,996
Other Interest Income                                        2,324,016         1,763,731
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 7,121,354         7,273,727
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         2,074,090         2,244,807
Interest on Repurchase Agreements                                4,948             7,154
Interest on Short-Term Debt                                        650             2,440
Interest on Long-Term Debt                                     986,626           870,885
Interest on Subordinated Debentures                            217,804           218,421
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                3,284,118         3,343,707
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           3,837,236         3,930,020
PROVISION FOR LOAN LOSSES                                   (   20,000)       (  291,470)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            3,817,236         3,638,550
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 265,333           259,929
Net Gain on Loans Sold                                         170,780           458,893
Realized Gain on Securities                                          -               231
Real Estate Sales Commission Income                            161,482           139,911
Insurance Commission Income                                     29,147            44,638
Rental Income, Net                                              47,011            36,851
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      673,753           940,453
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                            1,443,468         1,339,801
Occupancy Expenses                                             203,969           200,572
Furniture and Equipment Expense                                253,895           164,022
Advertising                                                    136,068            71,686
Data Processing Expense                                        318,205           256,408
Other                                                          673,182           527,324
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  3,028,787         2,559,813
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                              1,462,202         2,019,190
PROVISION FOR INCOME TAXES                                  (  333,968)       (  573,491)
----------------------------------------------------------------------------------------
       NET INCOME                                      $     1,128,234         1,445,699
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $           .81              1.04
  DILUTED                                                          .74               .98
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,396,486         1,384,778
  DILUTED                                                    1,522,724         1,479,021
========================================================================================



The accompanying notes are an integral part of the consolidated financial statements.



                       STATE OF FRANKLIN BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2003 (AUDITED)


                                                               Accumulated
                                                                  Other                 Employee
                                      Common        Paid-In   Comprehensive  Retained    Stock
                                       Stock        Capital       Income     Earnings   Ownership        Total
                                  --------------  ----------  -------------  --------   ---------    ------------
Balance at December 31, 2002           1,465,512   14,251,461     252,106   7,711,128  (1,058,450)     22,621,757

ESOP Shares Allocated                         --           --          --          --     273,455         273,455

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
         (Net of $656,269 Income Tax Benefit) --           --  (1,057,399)         --          --      (1,057,399)
      Less: Reclassification Adjustment
         (Net of $4,780 Income Tax)           --           --       7,701          --          --           7,701
                                                                                                     ------------
                                                                                                       (1,049,698)

  Net Income                                  --           --          --   2,645,445          --       2,645,445
                                                                                                     ------------
        Total Comprehensive Income            --           --          --          --          --       1,595,747
                                    ------------   ----------   ---------  ----------   ---------    ------------
Balance at December 31, 2003           1,465,512   14,251,461  (  797,592) 10,356,573  (  784,995)     24,490,959

ESOP Shares Allocated                         --           --          --          --      70,306          70,306

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $536,471 Income Tax Benefit)--           --    (864,377)         --          --        (864,377)
      Less: Reclassification Adjustment
          (Net of $9,102 Tax)                 --           --      14,665          --          --          14,665
                                                                                                     ------------
                                                                                                         (849,712)

  Net Income                                  --           --          --   1,128,234          --       1,128,234
                                                                                                     ------------
        Total Comprehensive Income            --           --          --          --          --         278,522
                                    ------------   ----------   ---------  ----------   ---------    ------------
Balance at June 30, 2004               1,465,512   14,251,461  (1,647,304) 11,484,807  (  714,689)     24,839,787
                                    ============   ==========   =========  ==========   =========    ============


The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                               2004 - UNAUDITED  2003 - UNAUDITED
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $   1,128,234        1,445,699
  Items Not Affecting Cash:
    Depreciation                                                                        287,648          167,610
    (Increase) Decrease in Accrued Interest                                             (66,165)          49,722
    Deferred Income Taxes (Benefit)                                                      32,327          (86,957)
    Provision for Loan and Lease Losses                                                  20,000          291,470
    (Increase) Decrease in Prepaid Expenses and Accounts Receivable                     (51,978)          45,776
    Increase (Decrease) in Interest Payable                                             (19,335)         113,519
    Increase in State and Federal Taxes Payable                                          64,969                -
    Increase (Decrease) in Other Accounts Payable and Accrued Expenses                  126,675         (428,441)
    Increase in Deferred Loan Fees, Net                                                  18,854           22,524
    Realized (Gain) on Securities                                                             -             (231)
    Discount Accretion                                                                 (106,876)         (92,866)
    Premium Amortization                                                                323,274          246,363
    Increase in Deferred Gain on Sale of REO                                             31,038                -
    Earned ESOP Shares                                                                   70,306          174,522
    FHLB Stock Dividends                                                                (47,000)         (45,000)
    Net (Increase) in Loans Held for Sale                                              (496,136)      (1,609,392)
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                      (1,315,835)         294,318
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                          (22,697,557)      (9,607,148)
  Purchase of Available-for-Sale Investments                                                  -       (6,758,589)
  Proceeds from Maturities of Held-to-Maturity Investments                            6,405,000        3,495,000
  Proceeds from Maturities of Available-for-Sale Investments                          2,226,941        3,423,358
  Principal Payments on Mortgage-backed Securities - HTM                              3,160,002        5,925,765
  Principal Payments on Mortgage-backed Securities - AFS                              1,563,418        1,747,352
  (Increase) Decrease in Loans Receivable, Net                                       (2,896,196)       4,327,547
  Purchases of Premises and Equipment                                                (1,269,591)        (474,443)
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                         (13,507,983)       2,078,842
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                            5,735,655       16,309,741
  Net Increase in Advances by Borrowers for Taxes and Insurance                         178,072          153,208
  Net Increase (Decrease) in Repurchase Agreements                                      187,736         (731,297)
  Repayment of FHLB Advances                                                            (14,604)         (11,841)
  Proceeds from FHLB Advances                                                        10,000,000                -
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        16,086,859       15,719,811
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            3,894,711       18,092,971
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                        32,141,033       19,822,269
-----------------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  36,035,744       37,915,240
=================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $    (849,712)        (350,536)
Acquisition of Real Estate Property through Foreclosure of Related Loans          $   1,139,651        1,120,331
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $     242,521          983,151
    Interest                                                                      $   3,303,453        3,230,188
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


NOTE 2   BASIS OF PREPARATION
------  ----------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three months ended June 30, 2004 is not necessarily indicative of the results which may be expected for the entire year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2003.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the June 30, 2004 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

     Fixed assets at June 30, 2004, and December 31, 2003 are summarized as follows:

                                                            2004          2003
                                                       -----------   -----------
     Land                                                1,580,000     1,580,000
     Buildings and Leasehold Improvements                4,822,524     4,030,608
     Furniture, Fixtures and Equipment                   3,177,299     2,699,624
                                                       -----------   -----------
                                                         9,579,823     8,310,232
     Less:  Accumulated Depreciation                     2,379,522     2,091,874
                                                       -----------   -----------
                                                         7,200,301     6,218,358
                                                       ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------    ------------------

     Loans receivable at June 30, 2004 and December 31, 2003, consist of the following:

                                                   2004             2003
                                              --------------   --------------
  First Mortgage Loans                           49,791,806       49,702,608
  Construction Loans                             24,475,605       21,817,058
  Consumer Loans                                 12,839,549       13,070,617
  Participation Loans, Net                          445,061          458,452
  Commercial Loans                               63,271,063       63,208,012
  Credit Line Advances                            1,566,968        1,185,167
  Lease Finance                                   1,434,654        1,550,376
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           153,824,706      150,992,290
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process     (   120,157)     (   101,875)
    Net Deferred Loan Origination Fees          (   262,664)     (   243,810)
    Accumulated General Loan Loss Allowance     ( 1,794,949)     ( 1,870,279)
                                             ---------------  ---------------
                                                ( 2,177,770)     ( 2,215,964)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              151,646,936      148,776,326
                                             ===============  ===============

     An analysis of the allowance for loan and lease losses at June 30, 2004 and December 31, 2003 is as follows:

                                                    2004             2003
                                              --------------   --------------
    Balance - Beginning of Period                 1,870,279        1,563,320
    Provision for Loan and Lease Losses              20,000          444,548
    Loans and Leases Charged-Off                 (  101,330)      (  137,609)
    Charged-Off Loan and Lease Recoveries             6,000               20
                                              --------------   --------------

    Balance - End of Period                       1,794,949        1,870,279
                                              ==============   ==============

     The gross amount of participation loans serviced by State of Franklin Savings Bank was $890,101 at June 30, 2004 and $916,883 at December 31, 2003.

     At June 30, 2004 the Company had non-accrual loans and leases totaling $2.6 million which included $121,000 in impaired loans compared with $3.2 million and $121,000, respectively, at December 31, 2003. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual agreement. The total allowance for loan losses allocated to impaired loans was $115,000 at June 30, 2004 and $66,000 at December 31, 2003. No interest income on impaired loans was recognized for the periods ending June 30, 2004 and December 31, 2003. The Company had no loans or leases 90 days or more past due and still accruing and no restructured loans at June 30, 2004.

NOTE  6     FEDERAL REGULATION
-------     ------------------

     The capital ratios for State of Franklin Savings Bank are as follows:

                                                            For Capital
                                                             Adequacy
                                                             Purposes
                                                          And To Be Well
                                                        Capitalized Under
                                                         Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands  (Reviewed)             Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of June 30, 2004:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        24,273    12.07%    >=20,116   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        22,784    11.33%    >=12,069    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       22,784     7.40%    >=15,401    5.0%

As of December 31, 2003:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        23,498    12.35%    >=19,021   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        21,923    11.53%    >=11,413    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       21,923     7.48%    >=14,649    5.0%


     The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  -----------------
In Thousands  (Reviewed)             Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------
As of June 30, 2004:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        34,091     16.91%   >=20,157    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        32,180     15.96%   >=12,094     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       32,180     10.40%   >=15,476     5.0%

As of December 31, 2003:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        33,361     17.52%   >=19,066    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        31,351     16.46%   >=11,440     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       31,351     10.63%   >=14,744     5.0%

NOTE 7     EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------

     EMPLOYEE STOCK OWNERSHIP PLAN

     The company has an employee stock ownership plan (the "ESOP") for those employees who meet the eligibility requirements of the plan. The ESOP was established in 1997. The ESOP currently has two loans established for the purpose of purchasing shares in the Company for the plan.

     In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at June 30, 2004 was $714,689. In November 2001, the Company also granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term.
     Interest is paid monthly with principal payments made as funds are available. At June 30, 2004, no balances were outstanding for advances on the line of credit.

     Shares owned by the ESOP at June 30, 2004 totaled 175,488. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:

                                                       June 30,     December 31,
                                                         2004           2003
                                                    -------------  -------------
      Number of Shares
        Released and Allocated since Inception           77,857         77,857
        Suspense                                         67,457         70,811

      Fair Value
        Released and Allocated since Inception        1,712,854      1,557,140
        Suspense                                      1,484,054      1,416,220

     The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's contributions to the ESOP are as follows:
                                                       June 30,     December 31,
                                                         2004           2003
                                                    -------------  -------------
      Compensation Expense                              222,000        408,370
      Contributions                                     222,000        408,370

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

     STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2004        90,014    83,832     $12.47
                                                 During 2004             4,000     4,000     $20.00
     Options Granted - Management                January 1, 2004       238,211   182,828     $13.05
                                                 During 2004             3,553        --     $20.00
                                                                       -------   -------
     Options Outstanding - June 30, 2004                               335,778   270,660     $13.05
                                                                       =======   =======

                                       11

NOTE 8     DEPOSITS
-------   ----------

     Deposit balances are summarized as follows:

                                             June 30, 2004               December 31, 2003
                                    -----------------------------  -----------------------------
                                      Rate    Amount      Percent    Rate      Amount    Percent
                                    ------- -----------  --------  ------- -----------  --------
     Passbook                          1.75  93,825,352     41.20     1.75  84,622,380     38.12
     Interest-Free Checking              --  12,949,160      5.69       --  12,114,590      5.46
     NOW                                .85  17,556,398      7.71     1.17  18,753,775      8.45
     Money Market Deposit              1.00  25,510,574     11.20     1.47  26,308,635     11.85
                                            -----------  --------          -----------  --------
                                            149,841,484     65.80          141,799,380     63.88
                                            -----------  --------          -----------  --------
     Fixed Term Certificate Accounts
      Balances $100,000 or greater     2.75  20,702,041      9.09     2.84  20,284,510      9.14
      Balances less than $100,000      2.58  57,184,616     25.11     2.66  59,908,596     26.98
                                            -----------  --------          -----------  --------
                                             77,886,657     34.20           80,193,106     36.12
                                            -----------  --------          -----------  --------
                                            227,728,141    100.00          221,992,486    100.00
                                            ===========  ========          ===========  ========

The contractual maturity of certificate accounts at June 30, 2004 and December 31, 2003, is as follows:

           Period Ending June 30, 2004             Year Ending December 31, 2003
         --------------------------------          -----------------------------
            2004             22,538,547               2004            45,642,644
            2005             40,089,122               2005            21,464,822
            2006              6,711,066               2006             6,379,826
            2007              3,206,369               2007             2,937,998
            2008 and After    5,341,553               2008 and After   3,767,816
                             ----------                               ----------
                             77,886,657                               80,193,106
                             ==========                               ==========

NOTE 9     FEDERAL HOME LOAN BANK ADVANCES
-------    -------------------------------

The contractual maturity of FHLB advances at June 30, 2004 is as follows:

         2004       17,469          2009                33,654
         2005       30,279          2010             8,034,555
         2006       31,090          2011            19,035,480
         2007       31,922          2012             5,036,430
         2008    3,032,776          2013 and after  10,911,814


Convertible fixed rate advances were $45,000,000 at June 30, 2004 and 35,000,000 at December 31, 2003. The convertible fixed rate advances have an original maturity of 10 years with an option held by FHLB to convert to a variable rate tied to 3-month LIBOR beginning 1 to 3 years from the original issue date. If converted to a variable rate the bank maintains the option to pay off the advance or continue at the variable rate over the original contractual maturity of the advance. CRA mortgage match advances are amortized over a 30-year period and totaled $1,195,467 at June 30, 2004 and $1,210,071 at December 31, 2003. The
average rate on FHLB advances was 4.56% at June 30, 2004 and 4.85% at December 31, 2003.

The Savings Bank pledges as collateral for these borrowings selected qualifying mortgage loans and securities (as defined) under an agreement with the FHLB.
Loans and securities pledged at June 30, 2004 totaled $66.9 million in residential mortgage loans and $11.6 million in securities. At December 31, 2003 there were approximately $54.3 million in mortgage loans and no securities pledged for FHLB borrowings.


NOTE 10     INVESTMENT SECURITIES
-------     ---------------------

The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at June 30, 2004, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

                                                             Gross       Gross       Estimated
                                             Amortized    Unrealized  Unrealized       Market
                                                Cost         Gains       Losses        Value
                                             ----------     -------   ----------   -----------
     Available-for-Sale:
          United States Government
            Agency Securities Maturing:
               Within one year                1,012,599       1,720           --     1,014,319

          Mortgage Backed Securities:
               After one year
                 but within five years          253,439          --        1,254       252,185
               After five years
                 but within ten years           937,927      15,206          102       953,031
               After ten years
                 but within fifteen years     1,008,147       8,765           --     1,016,912
               After 20 years                   196,545         573           --       197,118

              Municipal Securities Maturing:
               Within one year                  135,000       2,908           --       137,908
               After one year
                 but within five years        1,423,938      52,776           --     1,476,714
               After five years
                 but within ten years         5,426,670     199,164        1,506     5,624,328
               After ten years
                 but within fifteen years     9,704,883     345,980        2,393    10,048,470
               After fifteen years
                 but within twenty years      3,078,700      43,218       11,557     3,110,361
               After 20 years                 1,232,184          --       57,029     1,175,155

         Corporate Securities Maturing:
               Within one year                1,355,118       2,710           --     1,357,828
               After five years
                 but within ten years         4,447,838      33,431           --     4,481,269
               After ten years
                 but within fifteen years     2,100,000          --          246     2,099,754
               After twenty years             1,730,158      61,893           --     1,792,051

          Equity Securities
                Callable within one year     21,061,222          --    3,330,222    17,731,000
                Callable after one year
                  but within five years       4,414,150      40,000       71,496     4,382,654
                Callable after five years
                  but within ten years        1,000,000          --       20,000       980,000

          Other
               After 20 years                   318,155      18,021           --       336,176
                                             ----------   ---------    ---------   -----------
                  Total Available-for-Sale   60,836,673     826,365    3,495,805    58,167,233
                                             ==========   =========    =========   ===========

Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
                After one year
                 but within five years        9,038,489          --      279,342     8,759,147
               After fifteen years
                 but within twenty years        262,608          --        3,414       259,194

          Mortgage Backed Securities:
                After one year
                 but within five years        2,815,581          --       16,654     2,798,927
               After five years
                 but within ten years        16,020,124          --      496,514    15,523,610
               After twenty years             5,730,542          59       91,002     5,639,599

          Municipal Securities Maturing:
                After one year
                 but within five years        1,274,487          --        8,284     1,266,203
               After ten years
                 but within fifteen years       429,980          --        5,523       424,457
               After fifteen years
                 but within twenty years        323,616          --       19,424       304,192
               After twenty years             2,515,898          --       80,625     2,435,273


                                                             Gross       Gross     Estimated
                                             Amortized    Unrealized   Unrealized    Market
                                                Cost         Gains       Losses       Value
                                             ----------     -------   ----------   -----------

          Corporate Securities Maturing:
               Within one year                1,141,136          --        3,147     1,137,989
               After one year
                 but within five years        1,149,854      27,670           --     1,177,524
               After five years
                 but within ten years         1,063,409      20,861        8,271     1,075,999
               After twenty years             5,248,397     183,466      108,418     5,323,445
                                             ----------     -------    ---------    ----------
                  Total Held-to-Maturity     47,014,121     232,056    1,120,618    46,125,559
                                             ==========     =======    =========    ==========

     Securities sold under agreement to repurchase are offered to cash management customers as an automated, collateralized investment account. Under these transactions, securities are delivered to the counterparty's custody account. Securities held in custody accounts at June 30, 2004 and December 31, 2003 totaled $2,000,000 and $2,030,774, respectively.


NOTE 11     EARNINGS PER SHARE
-------     ------------------

     Earnings per share for six months ended June 30, 2004, compared with the same period in 2003, are as follows:

                                                           Six Months Ended
                                                               June 30,
                                                           2004        2003
                                                        ---------   ---------
Net Income                                              1,128,234   1,445,699

Average Basic Shares Outstanding                        1,396,486   1,384,778

Basic Earnings Per Share                                      .81        1.04
                                                        =========   =========

Net Income                                              1,128,234   1,445,699

Average Basic Shares Outstanding                        1,396,486   1,384,778
Dilutive Effect Due to Stock Options                      126,238      94,243
                                                        ---------   ---------
Average Shares Outstanding, as Adjusted                 1,522,724   1,479,021

Diluted Earnings Per Share                                    .74        0.98
                                                        =========   =========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------   -----------------------------------------------------------------------

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

     BALANCE SHEET REVIEW
     --------------------

     At June 30, 2004, assets of State of Franklin Bancshares, Inc. totaled $308.7 million reflecting an increase of $16.6 million or 6% since December 31, 2003. The growth in assets has been funded primarily by a $5.7 million increase in deposits and a $10 million increase in FHLB advances.

     LOANS
     -----

     Loans outstanding totaled $154.4 million at June 30, 2004 compared with $151.1 million at December 31, 2003. Commercial and construction loans, first mortgage loans, and credit line advances increased $2.6 million, $89,000, and $382,000, respectively. Consumer loans decreased $231,000. The loan portfolio mix at June 30, 2004 consists of 33% residential mortgages, 43% commercial, 14% real estate construction, and 10% consumer loans.

     INVESTMENT SECURITIES
     ---------------------

     Investment  securities  totaled  $105.2  million  at  June  30,  2004.  The investment portfolio at quarter end consisted of $10.3 million in debt securities issued by the U. S Government or Federal Agencies, $27.0 million in mortgage backed securities, $26.1 million in securities issued by state, county, or municipalities, $18.3 million in corporate securities, $23.1 million in preferred stock issued by Federal Agencies, and $336,000 in other equity securities.

     At June 30, 2004, securities categorized as available-for-sale totaled $58.2 million while the held-to-maturity securities totaled $47.0 million compared to $63.4 million in available-for-sale and $34.0 million in held-to-maturity at December 31, 2003. At June 30, 2004, the available-for-sale portfolio had net unrealized losses of $2,669,000 while our held-to-maturity securities had $889,000 in net unrealized losses.

     NON-PERFORMING ASSETS
     ---------------------

     At June 30, 2004 the Company had nonaccrual loans totaling $2.6 million compared with $3.2 million at December 31, 2003. The reserve for loan and lease losses was $1,795,000 at June 30, 2004, or 1.17% of loans and leases outstanding, net of unearned income and loans held for sale, compared to $1,870,000 or 1.24% at December 31, 2003. Management believes the allowance for loan losses is adequate to provide for potential loan losses.

     DEPOSITS
     --------

     Total deposits at June 30, 2004 of $227.7 million, reflected an increase of $5.7 million or a 3% increase from $123 million at December 31, 2003. Non-interest bearing demand deposits totaled $12.9 million at June 30, 2004, an increase of $835,000 from December 31, 2003. Interest bearing deposits increased $4.9 million to $214.8 million at June 30, 2004.

     CAPITAL
     -------

     Tier 1 capital for the Savings Bank at June 30, 2004 was $22.8 million. At June 30, 2004, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 11.33%, 12.07% and 7.40%, respectively.

     Tier 1 capital for the Company at June 30, 2004, was $32.2 million with Tier 1, total risk-based, and leverage ratios of 15.96%, 16.91%, and 10.40%, respectively.

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

     EARNINGS REVIEW
     ----------------

     The Company had net income of $576,000 for the three months ending June 30, 2004, compared with $614,000 for the same period last year, resulting in a decrease of 6%. Return on average assets was .75% and the return on average equity was 9.41% for the three months ended June 30, 2004, compared with .89% and 10.52%, respectively, for the same period in 2003. For the six months ending June 30, 2004, net income was $1,128,000 compared with $1,446,000 for the same period ending June 30, 2003. Return on average assets and average equity were .75% and 9.17%, respectively, compared with 1.07% and 12.61% for the six month period ended June 30, 2003. For the six months ended June 30, 2004, net income per diluted share was $.74 compared to earnings per share of $.98 for the same period in 2003.

     Noninterest income decreased $267,000, or 28%, during the six months ended June 30, 2004, compared to the same period last year as a result of declines in gains on loans sold, realized gains on securities, and insurance commissions. Contributing significantly to the decline in noninterest income were decreases in net gains on loans sold which declined from the prior year due to a reduction in the number of existing homes being refinanced.

     Noninterest expense was $3,029,000 for the six months ending June 30, 2004, an increase of $469,000, or 18% over the 2003 period, resulting from increases in compensation and related benefits, occupancy expense, furniture and equipment expense, advertising, data processing, and other operating expenses.

     NET INTEREST INCOME
     -------------------

     Interest income and interest expense both decreased from 2003 to 2004 primarily resulting from assets and liabilities repricing at lower rates. Net interest income of $3,837,000 for the six months ended June 30, 2004 reflects a decrease of $93,000 or 2% under the same period last year. For the six months ending June 30, 2004, average earning assets increased $30.1 million or 12% while average interest bearing liabilities increased $27.6 million, also 12%, compared with the same period in 2003. The taxable equivalent yield on earning assets declined 67 basis points to 5.19% for the first six months of 2004 compared with the same period in 2003 while the cost on interest bearing liabilities declined 35 basis points to 2.49%. Consequently, the taxable equivalent net interest margin based on average earning assets decreased to 2.91% for the six months ending June 30, 2004 compared with 3.29% for the same period in 2003.

     PROVISION FOR LOAN LOSSES
     -------------------------

     During the six months ended June 30, 2004, the provision for possible loan losses was $20,000 compared with $291,000 for the same period last year. There were $95,000 in loan or lease charge-offs net of recoveries for the six months ended June 30, 2004, compared to $3,000 in loan or lease charge-offs during the same period in 2003. The allowance for possible loan losses represented 1.17% of total loans, net of mortgage loans held-for-sale, at June 30, 2004, compared to 1.20% at June 30, 2003. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

     PROVISION FOR INCOME TAXES
    ---------------------------

     For the six months ended June 30, 2004, the provision for federal and state income taxes was $334,000, a decrease of $240,000 from 2003. The decrease is due to a decline in taxable income compared to the same period in 2003.

     NONINTEREST INCOME
    -------------------

     The Company's noninterest income was $674,000 during the six months ended June 30, 2004, a decrease of $267,000 or 28% from the comparable 2003 period. During 2004, other fees and service charges, real estate sales commissions, and net rental income increased $5,000, $22,000, and $10,000, respectively. Net gain on loans sold declined $288,000, and insurance commission income declined $15,000.

     NONINTEREST EXPENSE
     --------------------

     Noninterest expense totaled $3,029,000 for the six month period ending June 30, 2004, an increase of $469,000, or 18%, over the same period in 2003. The increase was the result of increases in compensation and benefits, occupancy expense, furniture and equipment expense, advertising, data processing, and other operating expenses of $104,000, $3,000, $90,000, $64,000, $62,000, and $146,000, respectively.

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

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Annual Meeting on May 24, 2004, the shareholders voted on the following proposals with the results as indicated:

     1.  Elected  four of its current  directors to continue in office until the
     2007  annual  meeting  of  shareholders.   Current   directors  elected  to
     three-year terms were as follows:

                                                       FOR WITHHOLD AUTHORITY
                                                    ----------------------------
         Charles E. Allen, Jr.                      1,018,737             1,900
         Vance W. Cheek                             1,015,337             5,300
         Stephen K. Gross                           1,018,737             1,900
         Verrill M. Norwood, Jr.                    1,017,237             3,400

       Directors continuing to serve include:

         Charles E. Allen, Sr., M.D.  Alan R. Hubbard    Richard S. Venable
         Kenneth E. Cutshall, M.D.    Donald R. Jeanes   Henry J. Williams, M.D.
         Randal R. Greene             Cameron E. Perry

     2. Ratified the appointment of Baylor & Backus as the Company's independent accountants and auditors for 2004 as follows:

                 FOR           AGAINST       ABSTAIN         BROKER NON-VOTES
           ---------------------------------------------------------------------
               1,015,062        3,475         2,100                  0

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

b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              STATE OF FRANKLIN BANCSHARES, INC.
                                              ----------------------------------
                                                       (Registrant)





    August 11, 2004                          /s/ Randal R. Greene
---------------------------                  -----------------------------------
         (Date)                                  Randal R. Greene, President





    August 11, 2004                          /s/ Charles E. Allen, Jr.
---------------------------                  -----------------------------------
         (Date)                                  Charles E. Allen, Jr.,
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive, Financial
                                                 and Accounting Officer)