Form 10QSB
period 2004-09-30
STATE OF FRANKLIN BANCSHARES INC
filed 2004-11-09
CIK 1066626

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X]               QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:    SEPTEMBER 30, 2004
                                                  --------------------

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

                                    1,465,512
                   ------------------------------------------
    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 10, 2004)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                      YES       NO   X
                                                    ----

                             STATE OF FRANKLIN BANCSHARES, INC

                                          INDEX
                                          -----

PART I.        FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                                     PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME
                     THREE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)    4
                     NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)     5

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   6
                     NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2003 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        7
                     NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       8


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                15

         ITEM 3.  CONTROLS AND PROCEDURES                                                     17



PART II.   OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                           17

        ITEM 2.   CHANGES IN SECURITIES                                                       17

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                              17

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         17

        ITEM 5.   OTHER INFORMATION                                                           17

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            17


PART 1  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                       STATE OF FRANKLIN BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                 SEPTEMBER 30,       DECEMBER 31,
                             ASSETS                           2004 - UNAUDITED     2003 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   4,465,332          3,764,363
Federal Funds Sold                                                  16,545,000         25,040,000
Short-Term Interest Bearing Deposits                                 2,941,813          3,336,670
-------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                  23,952,145         32,141,033
-------------------------------------------------------------------------------------------------
Investments - HTM
   (Estimated Market 2004 - $51,344,880 and 2003 - $34,274,290)     51,148,831         34,031,676
Investments - AFS                                                   57,140,933         63,375,496
Loans Held for Sale                                                    979,300            413,179
Loans and Leases Receivable                                        157,182,401        150,646,605
   Less: Allowance for Loan and Lease Losses                      (  1,726,839)      (  1,870,279)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                155,455,562        148,776,326
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,548,725          1,366,640
Land, Buildings & Equip at Cost Less Accum Depr
   of $2,523,346 in 2004 and $2,091,874 in 2003                      7,260,147          6,218,358
Prepaid Expense and Accounts Receivable                                176,352            108,260
Deferred Tax Assets                                                  1,339,545          1,141,342
FHLB Stock                                                           2,427,400          2,354,800
Investment in Service Bureau at Cost                                   815,009            815,009
Other Real Estate Owned                                                897,412          1,152,919
Other Assets                                                           150,120            159,000
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 303,291,481        292,054,038
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $  15,077,622         12,114,590
Interest-Bearing Deposits                                          206,695,593        209,877,896
Advances to Borrowers for Taxes and Insurance                          273,222            103,632
Accrued Interest on Deposits                                           121,175            141,757
Accrued State and Federal Taxes                                    (    73,164)       (   133,129)
Other Accounts Payable and Accrued Expenses                            730,606            537,849
Repurchase Agreements                                                  216,984            536,419
FHLB Long-Term Advances                                             46,188,094         36,210,071
Deferred Credits on REO                                                211,750            173,996
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 269,441,882        259,563,081
-------------------------------------------------------------------------------------------------

Guaranteed Preferred Beneficial Interest in
   Subordinated Debentures                                           8,000,000          8,000,000

STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,465,512          1,465,512
Paid-in Capital                                                     14,251,461         14,251,461
Accumulated Other Comprehensive Income                             ( 1,288,638)       (   797,592)
Retained Earnings                                                   12,100,002         10,356,571
  Less: Employee Stock Ownership                                   (   678,738)       (   784,995)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  25,849,599         24,490,957
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 303,291,481        292,054,038
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2004 - UNAUDITED  2003 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                              $    2,395,551         2,389,306
Other Interest Income                                        1,269,507           970,352
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 3,665,058         3,359,658
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                           970,030         1,098,680
Interest on Repurchase Agreements                                1,121               984
Interest on Short-Term Debt                                        194               113
Interest on Long-Term Debt                                     529,116           439,879
Interest on Subordinated Debentures                            118,044           107,502
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                1,618,505         1,647,158
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           2,046,553         1,712,500
PROVISION FOR LOAN LOSSES                                      (38,000)         (100,892)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            2,008,553         1,611,608
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 160,141           144,598
Net Gain on Loans Sold                                          65,608           291,219
Realized Gains on Securities                                         -               229
Real Estate Sales Commission Income                            155,150            82,141
Insurance Commission Income                                     12,640            25,514
Rental Income, Net                                              18,064            26,093
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      411,603           569,794
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              749,441           715,471
Occupancy Expenses                                             164,162           122,122
Furniture and Equipment Expense                                127,346            99,794
Advertising                                                     87,634            55,529
Data Processing Expense                                        144,183           143,094
Other                                                          316,985           207,682
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  1,589,751         1,343,692
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                830,405           837,710
PROVISION FOR INCOME TAXES                                    (215,210)         (168,614)
----------------------------------------------------------------------------------------
       NET INCOME                                       $      615,195           669,096
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                 $         0.44              0.48
  DILUTED                                                         0.40              0.44
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,398,918         1,391,454
  DILUTED                                                    1,535,461         1,508,164
========================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2004 - UNAUDITED  2003 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     7,192,889         7,899,302
Other Interest Income                                        3,593,523         2,734,083
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                10,786,412        10,633,385
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         3,044,120         3,343,486
Interest on Repurchase Agreements                                6,069             8,138
Interest on Short-Term Debt                                        844               169
Interest on Long-Term Debt                                   1,515,742         1,313,148
Interest on Subordinated Debentures                            335,848           325,923
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                4,902,623         4,990,864
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           5,883,789         5,642,251
PROVISION FOR LOAN LOSSES                                   (   58,000)       (  392,362)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            5,825,789         5,250,159
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 425,474           404,527
Net Gain on Loans Sold                                         236,388           750,112
Realized Gain on Securities                                          -               460
Real Estate Sales Commission Income                            316,632           222,052
Insurance Commission Income                                     41,787            70,152
Rental Income, Net                                              65,075            62,944
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                    1,085,356         1,510,247
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                            2,192,909         2,055,272
Occupancy Expenses                                             368,131           322,694
Furniture and Equipment Expense                                381,241           263,816
Advertising                                                    223,702           127,215
Data Processing Expense                                        462,388           399,502
Other                                                          990,167           735,008
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  4,618,538         3,903,507
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                              2,292,607         2,856,899
PROVISION FOR INCOME TAXES                                  (  549,178)       (  742,105)
----------------------------------------------------------------------------------------
       NET INCOME                                      $     1,743,429         2,114,794
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          1.25              1.52
  DILUTED                                                         1.14              1.42
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,397,302         1,387,058
  DILUTED                                                    1,527,229         1,488,847
========================================================================================



The accompanying notes are an integral part of the consolidated financial statements.



                       STATE OF FRANKLIN BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2003 (AUDITED)


                                                              Accumulated
                                                                  Other                 Employee
                                     Common        Paid-In    Comprehensive  Retained     Stock
                                     Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------   ------------
Balance at December 31, 2002           1,465,512   14,251,461     252,106   7,711,128  (1,058,450)     22,621,757

ESOP Shares Allocated                         --           --          --          --     273,455         273,455

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
         (Net of $656,269 Income Tax Benefit) --           --  (1,057,399)         --          --      (1,057,399)
      Less: Reclassification Adjustment
         (Net of $4,780 Income Tax)           --           --       7,701          --          --           7,701
                                                                                                     ------------
                                                                                                       (1,049,698)

  Net Income                                  --           --          --   2,645,445          --       2,645,445
                                                                                                     ------------
        Total Comprehensive Income            --           --          --          --          --       1,595,747
                                    ------------   ----------   ---------  ----------   ---------    ------------
Balance at December 31, 2003           1,465,512   14,251,461  (  797,592) 10,356,573   ( 784,995)     24,490,959

ESOP Shares Allocated                         --           --          --          --     106,257         106,257

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $315,188 Income Tax Benefit)--           --    (507,839)         --          --        (507,839)
      Less: Reclassification Adjustment
          (Net of $10,422 Tax)                --           --      16,793          --          --          16,793
                                                                                                     ------------
                                                                                                         (491,046)

  Net Income                                  --           --          --   1,743,429          --       1,743,429
                                                                                                     ------------
        Total Comprehensive Income            --           --          --          --          --       1,252,383
                                    ------------   ----------   ---------  ----------   ----------   ------------
Balance at September 30, 2004          1,465,512   14,251,461  (1,288,638) 12,100,002   (  678,738)    25,849,599
                                    ============   ==========   =========  ==========   ==========   ============


The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ----------------------------------
                                                                               2004 - UNAUDITED  2003 - UNAUDITED
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $   1,743,429        2,114,794
  Items Not Affecting Cash:
    Depreciation                                                                        431,472          277,448
    (Increase) Decrease in Accrued Interest                                            (182,085)          30,062
    Deferred Income Taxes (Benefit)                                                      77,374         (102,975)
    Provision for Loan and Lease Losses                                                  58,000          392,362
    (Increase) Decrease in Prepaid Expenses and Accounts Receivable                     (68,092)          52,943
    (Decrease) in Interest Payable                                                      (20,582)         (37,225)
    Increase (Decrease) in State and Federal Taxes Payable                               59,965         (228,257)
    Increase (Decrease) in Other Accounts Payable and Accrued Expenses                  192,757          (12,160)
    Increase in Deferred Loan Fees, Net                                                  16,870           17,429
    Realized (Gain) on Securities                                                             -             (460)
    Discount Accretion                                                                 (172,301)        (127,151)
    Premium Amortization                                                                477,789          464,154
    Increase in Deferred Gain on Sale of REO                                             37,754                -
    Earned ESOP Shares                                                                  106,257          239,083
    FHLB Stock Dividends                                                                (72,600)         (68,200)
    Net (Increase) in Loans Held for Sale                                              (566,121)        (187,257)
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                       2,119,886        2,824,590
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                          (30,692,594)     (23,289,301)
  Purchase of Available-for-Sale Investments                                                  -      (14,014,267)
  Proceeds from Maturities of Held-to-Maturity Investments                            8,668,216        3,495,000
  Proceeds from Maturities of Available-for-Sale Investments                          3,676,941        4,423,358
  Principal Payments on Mortgage-backed Securities - HTM                              4,671,389        8,040,088
  Principal Payments on Mortgage-backed Securities - AFS                              1,730,227        2,726,312
  (Increase) Decrease in Loans Receivable, Net                                       (6,498,599)      10,207,136
  Purchases of Premises and Equipment                                                (1,473,261)        (638,471)
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                         (19,917,681)      (9,050,145
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                                   (219,271)      25,063,317
  Net Increase in Advances by Borrowers for Taxes and Insurance                         169,590          144,905
  Net (Decrease) in Repurchase Agreements                                              (319,435)        (793,523)
  Repayment of FHLB Advances                                                            (21,977)         (21,408)
  Proceeds from FHLB Advances                                                        10,000,000                -
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                         9,608,907       24,393,291
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (8,188,888)      18,167,736
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                        32,141,033       19,822,269
-----------------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  23,952,145       37,990,005
=================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $    (491,046)        (444,529)
Acquisition of Real Estate Property through Foreclosure of Related Loans          $     897,412        1,259,394
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $     448,881        1,180,682
    Interest                                                                      $   4,923,205        5,028,089
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


NOTE 2   BASIS OF PREPARATION
------  ----------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three months ended September 30, 2004 is not necessarily indicative of the results which may be expected for the entire year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2003.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the September 30, 2004 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

     Fixed assets at September 30, 2004, and December 31, 2003 are summarized as follows:

                                                           2004          2003
                                                       -----------   -----------
     Land                                                1,580,000     1,580,000
     Buildings and Leasehold Improvements                4,923,697     4,030,608
     Furniture, Fixtures and Equipment                   3,279,796     2,699,624
                                                       -----------   -----------
                                                         9,783,493     8,310,232
     Less:  Accumulated Depreciation                     2,523,346     2,091,874
                                                       -----------   -----------
                                                         7,260,147     6,218,358
                                                       ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------    ------------------

Loans receivable at September 30, 2004 and December 31, 2003, consist of the following:

                                                   2004             2003
                                              --------------   --------------
  First Mortgage Loans                           52,131,641       49,702,608
  Construction Loans                             24,412,567       21,817,058
  Consumer Loans                                 13,922,018       13,070,617
  Participation Loans, Net                                -          458,452
  Commercial Loans                               64,547,015       63,208,012
  Credit Line Advances                            1,102,470        1,185,167
  Lease Finance                                   1,420,617        1,550,376
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           157,536,328      150,992,290
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process     (    93,247)     (   101,875)
    Net Deferred Loan Origination Fees          (   260,680)     (   243,810)
    Accumulated General Loan Loss Allowance     ( 1,726,839)     ( 1,870,279)
                                             ---------------  ---------------
                                                ( 2,080,766)     ( 2,215,964)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              155,455,562      148,776,326
                                             ===============  ===============

An analysis of the allowance for loan and lease losses at September 30, 2004 and December 31, 2003 is as follows:

                                                    2004             2003
                                              --------------   --------------
    Balance - Beginning of Period                 1,870,279        1,563,320
    Provision for Loan and Lease Losses              58,000          444,548
    Loans and Leases Charged-Off                 (  207,440)      (  137,609)
    Charged-Off Loan and Lease Recoveries             6,000               20
                                              --------------   --------------

    Balance - End of Period                       1,726,839        1,870,279
                                              ==============   ==============

     The gross amount of participation loans serviced by State of Franklin Savings Bank was $0 at September 30, 2004 and $916,883 at December 31, 2003.

     At September 30, 2004 the Company had non-accrual loans and leases totaling $2.9 million which included $18,000 in impaired loans compared with $3.2 million and $121,000, respectively, at December 31, 2003. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual agreement. The total allowance for loan losses allocated to impaired loans was $15,000 at September 30, 2004 and $66,000 at December 31, 2003. No interest income on impaired loans was recognized for the periods ending September 30, 2004 and December 31, 2003. The Company had no loans or leases 90 days or more past due and still accruing and no restructured loans at September 30, 2004.

NOTE  6     FEDERAL REGULATION
-------     ------------------

The capital ratios for State of Franklin Savings Bank are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                          And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                           Actual        Action Provision
                                     ----------------    ----------------
In Thousands  (Reviewed)             Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of September 30, 2004:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        24,726    12.01%    >=20,588   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        23,315    11.32%    >=12,353    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       23,315     7.63%    >=15,269    5.0%

As of December 31, 2003:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        23,498    12.35%    >=19,021   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        21,923    11.53%    >=11,413    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       21,923     7.48%    >=14,649    5.0%


The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  -----------------
In Thousands  (Reviewed)             Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------
As of September 30, 2004:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        34,519     16.77%   >=20,627    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        32,792     15.93%   >=12,376     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       32,792     10.69%   >=15,336     5.0%

As of December 31, 2003:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        33,361     17.52%   >=19,066    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        31,351     16.46%   >=11,440     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       31,351     10.63%   >=14,744     5.0%

NOTE 7     EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------

     EMPLOYEE STOCK OWNERSHIP PLAN

     The company has an employee stock ownership plan (the "ESOP") for those employees who meet the eligibility requirements of the plan. The ESOP was established in 1997. The ESOP currently has two loans established for the purpose of purchasing shares in the Company for the plan.

     In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at September 30, 2004 was $678,738. In November 2001, the Company also granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term.
     Interest is paid monthly with principal payments made as funds are available. At September 30, 2004, no balances were outstanding for advances on the line of credit.

     Shares owned by the ESOP at September 30, 2004 totaled 171,409. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:

                                                      September 30, December 31,
                                                           2004          2003
                                                    -------------  -------------
      Number of Shares
        Released and Allocated since Inception           82,845         77,857
        Suspense                                         65,823         70,811

      Fair Value
        Released and Allocated since Inception        1,822,590      1,557,140
        Suspense                                      1,448,106      1,416,220

     The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's contributions to the ESOP are as follows:

                                                      September 30, December 31,
                                                           2004          2003
                                                     -------------  ------------
      Compensation Expense                              333,000        408,370
      Contributions                                     333,000        408,370

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

     STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2004        90,014    83,832     $12.47
                                                 During 2004             4,000     4,000     $20.00
     Options Granted - Management                January 1, 2004       238,211   183,706     $13.05
                                                 During 2004             7,256        --     $21.02
                                                                       -------   -------
     Options Outstanding - September 30, 2004                          339,481   271,538     $13.15
                                                                       =======   =======

NOTE 8     DEPOSITS
-------   ----------

     Deposit balances are summarized as follows:

                                          September 30, 2004              December 31, 2003
                                    -----------------------------  -----------------------------
                                      Rate     Amount     Percent    Rate     Amount     Percent
                                    ------- -----------  --------  ------- -----------  --------
     Passbook                          1.03  87,857,776     39.61     1.75  84,622,380     38.12
     Interest-Free Checking              --  15,077,622      6.80       --  12,114,590      5.46
     NOW                                .25  18,866,599      8.51     1.17  18,753,775      8.45
     Money Market Deposit              1.01  25,108,064     11.32     1.47  26,308,635     11.85
                                            -----------  --------          -----------  --------
                                            146,910,061     66.24          141,799,380     63.88
                                            -----------  --------          -----------  --------
     Fixed Term Certificate Accounts
      Balances $100,000 or greater     2.77  20,024,490      9.03     2.84  20,284,510      9.14
      Balances less than $100,000      2.60  54,838,664     24.73     2.66  59,908,596     26.98
                                            -----------  --------          -----------  --------
                                             74,863,154     33.76           80,193,106     36.12
                                            -----------  --------          -----------  --------
                                            221,773,215    100.00          221,992,486    100.00
                                            ===========  ========          ===========  ========

The contractual maturity of certificate accounts at September 30, 2004 and December 31, 2003, is as follows:

       Period Ending September 30, 2004            Year Ending December 31, 2003
       --------------------------------            -----------------------------
          2004             11,383,246                2004            45,642,644
          2005             45,787,926                2005            21,464,822
          2006              8,112,576                2006             6,379,826
          2007              3,956,593                2007             2,937,998
          2008 and After    5,622,813                2008 and After   3,767,816
                           ----------                                ----------
                           74,863,154                                80,193,106
                           ==========                                ==========

NOTE 9     FEDERAL HOME LOAN BANK ADVANCES
-------    -------------------------------

The contractual maturity of FHLB advances at September 30, 2004 is as follows:

         2004       10,154          2009                34,093
         2005       30,675          2010             8,035,006
         2006       31,496          2011            19,035,943
         2007       32,339          2012             5,036,906
         2008    3,033,204          2013 and after  10,908,279


     Convertible fixed rate advances were $45,000,000 at September 30, 2004 and 35,000,000 at December 31, 2003. The convertible fixed rate advances have an original maturity of 10 years with an option held by FHLB to convert to a variable rate tied to 3-month LIBOR beginning 1 to 3 years from the original issue date. If converted to a variable rate the bank maintains the option to pay off the advance or continue at the variable rate over the original contractual maturity of the advance. CRA mortgage match advances are amortized over a 30-year period and totaled $1,188,094 at September 30, 2004 and $1,210,071 at December 31, 2003. The average rate on FHLB advances was 4.56% at September 30, 2004 and 4.85% at December 31, 2003.

     The Savings Bank pledges as collateral for these borrowings selected qualifying mortgage loans and securities (as defined) under an agreement with the FHLB. Loans and securities pledged at September 30, 2004 totaled $66.9 million in residential mortgage loans and $10.5 million in securities. At December 31, 2003 there were approximately $54.3 million in mortgage loans and no securities pledged for FHLB borrowings.


NOTE 10     INVESTMENT SECURITIES
-------     ---------------------

     The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at September 30, 2004, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

                                                             Gross       Gross     Estimated
                                             Amortized    Unrealized   Unrealized    Market
                                                Cost         Gains       Losses      Value
                                             ----------     -------    ----------  -----------
     Available-for-Sale:
          United States Government
            Agency Securities Maturing:
               Within one year                1,007,814       1,312           --     1,009,126

          Mortgage Backed Securities:
               After one year
                 but within five years          501,450      11,881           --       513,331
               After five years
                 but within ten years           584,691       6,942           --       591,633
               After ten years
                 but within fifteen years     1,136,505      10,171           --     1,146,676

              Municipal Securities Maturing:
               Within one year                  135,000       1,906           --       136,906
               After one year
                 but within five years        1,424,002      70,111           --     1,494,113
               After five years
                 but within ten years         6,890,564     426,005           --     7,316,569
               After ten years
                 but within fifteen years     8,263,482     606,435           --     8,869,917
               After fifteen years
                 but within twenty years      3,083,667     167,649           --     3,251,316
               After 20 years                 1,237,415      23,871       35,693     1,225,593

         Corporate Securities Maturing:
               Within one year                3,438,125      13,614           --     3,451,739
               After five years
                 but within ten years         3,000,000     111,270           --     3,111,270
               After twenty years             1,730,216     130,649           --     1,860,865

          Equity Securities
                Callable within one year     21,063,927          --    3,757,427    17,306,500
                Callable after one year
                  but within five years       4,414,150     100,000       26,920     4,487,230
                Callable after five years
                  but within ten years        1,000,000      25,000           --     1,025,000

          Other
               After 20 years                   318,155      24,994           --       343,149
                                             ----------   ---------    ---------   -----------
                  Total Available-for-Sale   59,229,163   1,731,810    3,820,040    57,140,933
                                             ==========   =========    =========   ===========

Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
                After one year
                 but within five years        7,033,828      10,133      123,546     6,920,415

          Mortgage Backed Securities:
                After one year
                 but within five years        5,876,726       5,131        5,365     5,876,492
               After five years
                 but within ten years         6,783,182      30,614       31,073     6,782,723
               After ten years
                 but within fifteen years       730,568          --       26,567       704,001
               After twenty years            10,252,908          --       95,919    10,156,989

          Municipal Securities Maturing:
                After one year
                 but within five years        1,260,026       6,769           --     1,266,795
               After five years
                 but within ten years           429,981      12,141           --       442,122
               After ten years
                 but within fifteen years       327,636          --        1,765       325,871
               After twenty years             2,539,614      41,503       12,189     2,568,928


                                                             Gross       Gross       Estimated
                                              Amortized   Unrealized   Unrealized     Market
                                                 Cost        Gains       Losses        Value
                                             ----------   ---------    ---------    -----------

          Corporate Securities Maturing:
               Within one year                1,129,768         189          571     1,129,386
               After one year
                 but within five years        8,488,205     119,620        6,523     8,601,302
               After five years
                 but within ten years         1,051,610      40,952        8,186     1,084,376
               After twenty years             5,244,779     326,283       38,165     5,532,897
                                             ----------   ---------    ---------    ----------
                  Total Held-to-Maturity     51,148,831     593,335      349,869    51,392,297
                                             ==========   =========    =========    ==========

     Securities sold under agreement to repurchase are offered to cash management customers as an automated, collateralized investment account. Under these transactions, securities are delivered to the counterparty's custody account. Securities held in custody accounts at September 30, 2004 and December 31, 2003 totaled $2,000,000 and $2,030,774, respectively.

     Information pertaining to securities with gross unrealized losses at September 30, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                             Less than Twelve Months       Over Twelve Months
                                             -----------------------    -----------------------
                                               Gross                       Gross
                                            Unrealized       Fair       Unrealized       Fair
                                              Losses         Value        Losses         Value
                                             --------     ----------    -----------   ----------
          Available-for-Sale
             Municipal Securities                   -              -        35,693       825,521
             Marketable Equity Securities     499,427      4,063,927     3,284,920    17,414,150
                                             --------      ---------     ---------    ----------
               Total Available-for-Sale       499,427      4,063,927     3,320,613    18,239,671

          Held-to-Maturity
             US Government Agencies            56,832      4,000,981        66,714     1,980,944
             Mortgage Backed Securities       158,451     17,647,253           473       231,805
             Municipal Securities              13,954        795,233             -             -
             Corporate Securities              52,874      3,906,912           571     1,028,582
                                             --------      ---------     ---------    ----------
               Total Held-to-Maturity         282,111     26,350,379        67,758     3,241,331

NOTE 11     EARNINGS PER SHARE
-------     ------------------

     Earnings per share for three and nine months ended September 30, 2004, compared with the same period in 2003, are as follows:

                                               Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                                 2004        2003          2004        2003
                                              ---------   ---------     ---------   ---------
Net Income                                     615,195      669,096     1,743,429   2,114,794
Average Basic Shares Outstanding             1,398,918    1,391,454     1,397,302   1,387,058
Basic Earnings Per Share                           .44          .48          1.25        1.52
                                             =========    =========     =========   =========

Net Income                                     615,195      669,096     1,743,429   2,114,794
Average Basic Shares Outstanding             1,398,918    1,391,454     1,397,302   1,387,058
Dilutive Effect Due to Stock Options           136,543      116,710       129,927     101,789
                                             ---------    ---------     ---------   ---------
Average Shares Outstanding, as Adjusted      1,535,461    1,508,164     1,527,229   1,488,847
Diluted Earnings Per Share                         .40          .44          1.14        1.42
                                             =========    =========     =========   =========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------  ------------------------------------------------------------------------

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

     BALANCE SHEET REVIEW
     --------------------

     At September 30, 2004, assets of State of Franklin Bancshares, Inc. totaled $303.3 million reflecting an increase of $11.2 million or 4% since December 31, 2003. The growth in assets has been funded primarily by a $10 million increase in FHLB advances and a $1.4 million increase in stockholder' equity.

     LOANS
     -----

     Loans outstanding totaled $158.2 million at September 30, 2004 compared with $151.1 million at December 31, 2003. Commercial and construction loans, first mortgage loans, and consumer loans increased $3.6 million, $2.4 million, and $851,000, respectively. Credit line advances decreased $83,000. The loan portfolio mix at September 30, 2004 consists of 33% residential mortgages, 42% commercial, 15% real estate construction, and 10% consumer loans.

     INVESTMENT SECURITIES
     ---------------------

     Investment securities totaled $108.3 million at September 30, 2004. The investment portfolio at quarter end consisted of $8.0 million in debt securities issued by the U. S Government or Federal Agencies, $25.9 million in mortgage backed securities, $26.9 million in securities issued by state, county, or municipalities, $24.3 million in corporate securities, $22.8 million in preferred stock issued by Federal Agencies, and $343,000 in other equity securities.

     At September 30, 2004, securities categorized as available-for-sale totaled $57.1 million while the held-to-maturity securities totaled $51.1 million compared to $63.4 million in available-for-sale and $34.0 million in held-to-maturity at December 31, 2003. At September 30, 2004, the available-for-sale portfolio had net unrealized losses of $2,089,000 while our held-to-maturity securities had $243,000 in net unrealized gains.

     NON-PERFORMING ASSETS
     ---------------------

     At September 30, 2004 the Company had nonaccrual loans totaling $2.9 million compared with $3.2 million at December 31, 2003. The reserve for loan and lease losses was $1,727,000 at September 30, 2004, or 1.10% of loans and leases outstanding, net of unearned income and loans held for sale, compared to $1,870,000 or 1.24% at December 31, 2003. Management believes the allowance for loan losses is adequate to provide for potential loan losses.

     DEPOSITS
     --------

     Total deposits at September 30, 2004 of $221.8 million, reflected a slight decrease of $218,000 from $222.0 million at December 31, 2003. Non-interest bearing demand deposits totaled $15.1 million at September 30, 2004, an increase of $3.0 million from December 31, 2003. Interest bearing deposits decreased $3.2 million to $206.7 million at September 30, 2004.

     CAPITAL
     -------

     Tier 1 capital for the Savings Bank at September 30, 2004 was $23.3 million. At September 30, 2004, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 11.32%, 12.01% and 7.63%, respectively.

     Tier 1 capital for the Company at September 30, 2004, was $32.7 million with Tier 1, total risk-based, and leverage ratios of 15.93%, 16.77%, and 10.69%, respectively.

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

     EARNINGS REVIEW
     ----------------

     The Company had net income of $615,000 for the three months ending September 30, 2004, compared with $669,000 for the same period last year, resulting in a decrease of 8%. Return on average assets was .80% and the return on average equity was 9.88% for the three months ended September 30, 2004, compared with .91% and 11.26%, respectively, for the same period in 2003. For the nine months ending September 30, 2004, net income was $1,743,000 compared with $2,115,000 for the same period ending September 30, 2003. Return on average assets and average equity were .76% and 9.43%, respectively, compared with 1.02% and 12.25% for the nine month period ended September 30, 2003. For the nine months ended September 30, 2004, net income per diluted share was $1.14 compared to earnings per share of $1.42 for the same period in 2003.

     NET INTEREST INCOME
     -------------------

     Interest income increased and interest expense decreased from 2003 to 2004. Net interest income of $10,786,000 for the nine months ended September 30, 2004 reflects an increase of $153,000 or 1% over the same period last year. For the nine months ending September 30, 2004, average earning assets increased $22.9 million or 9% while average interest bearing liabilities increased $22.1 million, also 9%, compared with the same period in 2003. The taxable equivalent yield on earning assets declined 35 basis points to 5.21% for the first nine months of 2004 compared with the same period in 2003 while the cost on interest bearing liabilities declined 27 basis points to 2.46%. Consequently, the taxable equivalent net interest margin based on average earning assets decreased to 2.96% for the nine months ending September 30, 2004 compared with 3.07% for the same period in 2003.

     PROVISION FOR LOAN LOSSES
     -------------------------

     During the nine months ended September 30, 2004, the provision for possible loan losses was $58,000 compared with $392,000 for the same period last year. There were $201,000 in loan or lease charge-offs net of recoveries for the nine months ended September 30, 2004, compared to $138,000 in loan or lease charge-offs during the same period in 2003. The allowance for possible loan losses represented 1.10% of total loans, net of mortgage loans held-for-sale, at September 30, 2004, compared to 1.24% at September 30, 2003. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

     PROVISION FOR INCOME TAXES
     ---------------------------

     For the nine months ended September 30, 2004, the provision for federal and state income taxes was $549,000, a decrease of $193,000 from 2003. The decrease is due to a decline in taxable income compared to the same period in 2003.

     NONINTEREST INCOME
    -------------------

     The Company's noninterest income was $1,085,000 during the nine months ended September 30, 2004, a decrease of $425,000 or 28% from the comparable 2003 period. During 2004, other fees and service charges, real estate sales commissions, and net rental income increased $21,000, $95,000, and $2,000, respectively. Insurance commission income declined $28,000 and net gains on loans sold declined $514,000. The decline in net gains on loans sold was due primarily to a reduction in the number of mortgage loans being refinanced.

     NONINTEREST EXPENSE
     --------------------

     Noninterest expense totaled $4,619,000 for the nine month period ending September 30, 2004, an increase of $715,000, or 18%, over the same period in 2003. The increase was the result of increases in compensation and benefits, occupancy expense, furniture and equipment expense, advertising, data processing, and other operating expenses of $138,000, $45,000, $117,000, $96,000, $63,000, and $255,000, respectively.

ITEM 3  CONTROLS AND PROCEDURES
------  -----------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's President and its Chief Executive Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c))as of September 30, 2004. Based on that evaluation, the President and the Chief Executive Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.


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


b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2004

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              STATE OF FRANKLIN BANCSHARES, INC.
                                              ----------------------------------
                                              (Registrant)





   November 9, 2004                           /s/ Randal R. Greene
---------------------------                   ----------------------------------
         (Date)                               Randal R. Greene, President





   November 9, 2004                           /s/ Charles E. Allen, Jr.
---------------------------                   ----------------------------------
         (Date)                               Charles E. Allen, Jr.,
                                              Chairman of the Board
                                              and Chief Executive Officer
                                              (Principal Executive, Financial
                                              and Accounting Officer)