Form 10KSB
period 2004-12-31
STATE OF FRANKLIN BANCSHARES INC
filed 2005-03-31
CIK 1066626

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the twelve months ended December 31, 2004 were $16,074,960.

     The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as of March 15, 2005 is approximately $20.8 million. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding at March 15, 2005, Common Stock, $1.00 par value, 1,465,512 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                     PART I
Item 1. Description of Business

The Company

     State of Franklin Bancshares, Inc. ("State of Franklin") is a registered bank holding company organized under the laws of Tennessee and headquartered in Johnson City, Tennessee. State of Franklin Savings Bank (the "Savings Bank") is a wholly owned subsidiary through which we conduct our banking operations. References to "State of Franklin" include State of Franklin Bancshares, Inc. and the Savings Bank. On December 31, 2004, we had consolidated total assets of approximately $297 million. State of Franklin Leasing Corporation is a wholly owned subsidiary of State of Franklin which engages in equipment lease financing. The Savings Bank offers title services through its wholly owned subsidiary John Sevier Title Services, Inc. (the "Title Company"). State of Franklin Real Estate, Inc. (the "Real Estate Company") was incorporated as a wholly owned subsidiary of the Savings Bank for the purpose of selling real estate.

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

Net Interest Income

     The following table sets forth weighted average taxable equivalent yields earned by State of Franklin on our earning assets and the weighted average rates paid on our average deposits and other interest-bearing liabilities for the years indicated, and certain other information:

                                                           2004                               2003
--------------------------------------------------------------------------------------------------------------------
(Fully taxable equivalent)                                     Interest    Average               Interest    Average
(Dollars in thousands)                          Average        Income/     Yields/   Average     Income/     Yields/
                                                Balance        Expense      Rate     Balance     Expense      Rate
                                                ---------      -------     ------   --------     -------     -------
Assets:

Interest-earning assets:
Loans net of unearned income................    $156,397       $ 9,797      6.26%   $156,002     $10,431      6.69%
Investment securities.......................     104,776         5,159      4.92%     83,277       4,079      4.90%
Other earning assets .......................       5,382           141      2.62%      5,266         121      2.30%
Federal funds sold..........................      22,400           250      1.12%     25,628         267      1.04%
                                                --------       -------              --------     -------
  Total interest-earning assets/interest         288,955        15,347      5.31%    270,173      14,898      5.51%
         income.............................    --------       -------              --------     -------
Cash and due from banks.....................       3,769                               3,471
Other assets................................      12,119                              10,778
Allowance for loan losses...................      (1,784)                             (1,786)
                                                --------                            --------
    Total...................................    $303,059                            $282,636
                                                ========                            ========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing checking deposits..........     $19,033       $   135       .71%   $ 16,240     $   213      1.31%
Savings.....................................      87,553         1,358      1.55%     76,608       1,392      1.82%
Money market................................      24,891           297      1.19%     30,365         524      1.73%
Time certificates...........................      78,903         2,078      2.63%     79,076       2,309      2.92%
Borrowed funds..............................      45,226         2,053      4.54%     36,913       1,765      4.78%
Subordinated debentures                            8,000           461      5.76%      8,000         434      5.43%
                                                --------       -------      ----    --------     -------      -----
  Total interest-bearing iabilities/interest
         expense............................     263,606         6,382      2.42%    247,202       6,637      2.68%
                                                --------       -------              --------     -------
Non-interest bearing demand  deposits.......      13,890                              11,119
Other liabilities...........................         686                                 751
Stockholders' equity........................      24,877                              23,564
                                                --------                            --------
    Total...................................    $303,059                            $282,636
                                                 =======                             =======
Net interest earnings.......................                   $ 8,965                           $ 8,261
                                                               =======                           =======
Net interest on interest-earning assets.....                                3.10%                             3.06%
Return on average assets....................                                 .94%                              .94%
Return on average equity....................                               11.45%                            11.23%
Cash dividends declared.....................                                   --                                --
Dividend payout ratio.......................                                   --                                --


     The following table summarizes changes in interest income, interest expense, and the interest rate differential aggregated by the changes in volumes and rates:

                                                                December 31, 2004               December 31, 2003
                                                                      Versus                          Versus
                                                               December 31, 2003               December 31, 2002
                                                              Increase (Decrease)             Increase (Decrease)
                                                              Change Due to: (1)              Change Due to: (1)
                                                              ------------------              ------------------
       (Dollars in thousands)                               Volume    Rate      Total        Volume   Rate      Total
                                                           -------   -----      -----        ------   -----    -------
        Increase (decrease) in: (2)
    Loans, net of unearned income...................          $ 25   ($659)    ( $634)       $131    ($ 941)    ( $810)
    U.S. Treasury and other U.S. government agency
    securities......................................         1,059      21      1,080          94    (1,495)    (1,401)
    Other earning assets ...........................             3      17         20          56    (   48)         8
    Federal funds sold..............................       (    36)     19     (   17)        128    (   71)        57
                                                           -------   -----      ------       -----    ------    ------
                 Total interest income...................    1,051   ( 602)       449         409    (2,555)   ( 2,146)
                                                           -------   -----      ------       -----   ------     ------

    Increase (decrease) in: (2)
    Interest-bearing checking deposits...............          20   (  98)    (   78)        73   (    63)         10
    Savings deposits.................................         170   ( 204)    (   34)       376   (   381)     (    5)
    Money Market.....................................     (    65)  ( 162)    (  227)    (  138)  (   159)     (  297)
    Time certificates................................     (     5)  ( 226)    (  231)    (   81)  (   569)     (  650)
    Borrowed funds...................................          377  (  89)       288        104   (    16)         88
    Subordinated Debentures..........................            -     27         27          -   (    67)     (   67)
                                                          --------  - -------  ------    ------   --------    --------
             Total interest expense..................          497  (  752)   (  255)       334   ( 1,255)     (  921)
                                                                               ------                         --------
    Increase (decrease) in net interest income.......                         $  704                          $ 1,225
                                                                               ======                         ========

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

     The following table is an interest sensitivity profile for the State of Franklin as of December 31, 2004 and 2003. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest-bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.

                                                                       December 31, 2004
                                                --------------- ------------------------------------------------
                                                             After 3 months    After 12
                                                 Within          within        months         After
                                                3 months       12 months    within 5 years   5 years       Total
                                                --------       ---------    --------------   -------       -----
      (Dollars in thousands)
      Earning assets:
      Loans...........................           $75,274       $ 10,464      $ 45,790     $ 33,305      $164,833
      Investment securities:
         Available for sale...........            11,221          4,747        13,315       24,367        53,650
         Held to maturity.............               101          2,158        19,142       28,302        49,703
      Federal funds sold..............             7,130                                                   7,130
      Interest-bearing deposits.......             2,280                                                   2,280
      Federal Home Loan Bank stock....             2,453                                                   2,453
                                                --------       --------      --------     --------      --------
         Total earning assets.........           $98,459       $ 17,369      $ 78,247     $ 85,974      $280,049
                                                ========       ========      ========      =======      ========

      Interest-bearing liabilities:
      Interest-bearing deposits.......          $129,008       $ 38,640      $ 31,137                   $198,785
      Repurchase Agreements...........             1,024                                                   1,024
      Long-term debt..................                 7             23         3,100       43,051        46,181
      Subordinated debentures.........             8,000                                                   8,000
                                                --------       --------      --------     --------      --------
      Total interest-bearing liabilities        $138,039       $ 38,663      $ 34,237     $ 43,051      $253,990
                                                ========       ========      ========      =======      ========
      Net repricing gap...............          $(39,580)      $(21,294)     $ 44,010     $ 42,923      $ 26,059
      Rate sensitivity gap:
      Net repricing gap as a percentage
       of total earning assets........            (14.21)%        (7.65)%       15.80%       15.41%         9.36%
      Cumulative gap..................          $(39,580)      $(60,874)     $(16,864)    $ 26,059      $ 26,059
      Cumulative gap as a percentage of
       total earning assets                       (14.21)%       (21.86)%      ( 6.06)%       9.36%         9.36%

                                                                       December 31, 2003
                                                ----------------------------------------------------------------
                                                             After 3 months  After 12
                                                 Within          within        months         After
                                                3 months       12 months    within 5 years   5 years       Total
                                                --------       ---------    --------------   -------       -----
       (Dollars in thousands)
       Earning assets:
       Loans..........................          $ 61,947       $ 11,809      $ 32,902     $ 44,402      $151,060
       Investment securities:
           Available for sale.........             3,615         10,181        12,942       36,637        63,375
           Held to maturity...........                                          8,535       25,497        34,032
       Federal funds sold.............            25,040                                                  25,040
       Interest-bearing deposits......             3,336                                                   3,336
       Federal Home Loan Bank stock...             2,355                                                   2,355
                                                --------       --------      --------     --------      --------
                 Total earning assets.           $96,293       $ 21,990      $ 54,379     $106,536      $279,198
                                                ========       ========      ========     ========      ========
       Interest-bearing liabilities:
       Interest-bearing deposits......          $140,467       $ 34,848      $ 34,563                   $209,878
       Repurchase Agreements..........               536                                                     536
       Long-term debt.................                 5             25         3,126       33,054        36,210
       Subordinated debentures.......              8,000                                                   8,000
                                                --------       --------      --------     --------      --------
       Total interest-bearing liabilities       $149,008       $ 34,873      $ 37,689     $ 33,054      $254,624
                                                ========       ========      ========     ========      ========
      Net repricing gap.............            $(52,715)      $(12,883)     $ 16,690     $ 73,482      $ 24,574

      Rate sensitivity gap:
      Net repricing gap as a percentage
       of total earning assets......              (18.98)%        (4.64)%        6.01%       26.46%         8.85%
      Cumulative gap................            $(52,715)      $(65,598)     $(48,908)    $ 24,574       $24,574
      Cumulative gap as a percentage of
       total earning assets.........              (18.98)%       (23.62)%     ( 17.61)%       8.85%         8.85%

                                      -5-

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

Deposits

     We offer a full range of depositor accounts and services to both consumers and businesses. None of these deposits were brokered. Our primary sources of funds are interest-bearing deposits. The following table sets forth our deposit structure at December 31, 2004 and 2003 (in thousands).

                                                        2004            2003
                                                        ----            ----
Non interest-bearing deposits:
Individuals, partnerships and corporations......   $ 14,108         $ 10,654
Certified and official checks...................      1,263            1,460
                                                   --------         --------
Total non interest-bearing deposits............      15,371           12,114
Interest-bearing deposits:
Interest-bearing demand accounts...............      42,596           45,062
Savings accounts...............................      72,157           84,622
Certificates of deposit, less than $100,000....      61,287           59,909
Certificates of deposit, greater than $100,000.      22,745           20,285
                                                   --------         --------
 Total interest-bearing deposits..............      198,785          209,878

       Total deposits.........................     $214,156         $221,992
                                                   ========         ========

     The following table shows, by category, the weighted average rate on deposits and the average amount of deposits for the periods indicated:

                                                     December 31,
                                       -----------------------------------------
                                             2004                   2003
                                       ------------------    -------------------

(Dollars in thousands)
 Non interest-bearing  deposits......  0.00%    $ 13,890     0.00%      $ 11,119
 Savings deposits....................  1.55%      87,553     1.82%        76,608
 Money market deposits ..............  1.19%      24,891     1.73%        30,365
 Time deposits.......................  2.63%      78,903     2.92%        79,076
 Interest-bearing demand deposits....  0.71%      19,033     1.31%        16,240
                                                --------                --------
            Total deposits...........           $224,270                $213,408
                                                ========                ========

     At December 31, 2004 and 2003, time deposits greater than $100,000 aggregated approximately $22.7 million and $20.3 million, respectively. The following table indicates, as of December 31, 2004 and 2003, the dollar amount of deposits of $100,000 or more by the time remaining until maturity (in thousands):

                                            2004                                            2003
                                            ----                                            ----
                                                1 year                                           1 year
                       3 Months     3 to 12     through                3 Months     3 to 12      through
                       or less      Months      5 years    Total       or less      Months       5 years    Total
                       -------      ------      -------    -----       -------      ------       -------    -----
Time certificates        $2,630    $12,074     $8,041     $22,745     $2,511       $8,895       $8,879     $20,285

Assets

     Our management considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth our earning assets by category at December 31, 2004 and 2003.

            (In Thousands)                                 2004            2003
                                                        ---------       --------
            Investment securities:
             Available for sale....................     $ 53,650      $ 63,375
             Held to maturity......................       49,703        34,032
            Short-term interest-bearing deposits...        2,280         3,336
            Federal funds sold.....................        7,130        25,040
            Federal Home Loan Bank stock ..........        2,453         2,355
            Loans:
             Real estate...........................      130,445       119,617
             Commercial and other..................       34,642        31,687
                                                        --------      --------
              Total loans..........................      165,087       151,304
             Less unearned income..................          254           244
                                                        --------      ---------
            Loans, net of unearned income..........      164,833       151,060
                                                        --------      ---------
             Total earning assets .................     $280,049      $279,198
                                                        ========      ========

Investment Portfolio

     For a description of the composition of the carrying value of our investment portfolio at December 31, 2004 and 2003, see Note 11 to the Consolidated Financial Statements attached hereto.

     The following table presents the maturity distribution of the amortized cost and estimated market value of our investment portfolio at December 31, 2004 and 2003. The weighted average tax equivalent yields on these instruments are presented based on final maturity.

                                                            2004                                   2003
                                                            ----                                   ----
                                            Amortized    Estimated     Weighted   Amortized    Estimated     Weighted
                                               Cost     Market Value   Average       Cost    Market Value  Average Yield
                                                                        Yield
     (Dollars in thousands)
     Held to maturity:
     ----------------

     Obligations of U.S. Government
      agencies:
       Due after 1 year but within 5yearts..  $ 7,029      $ 6,887        3.41%    $ 5,068       $ 5,076         3.11%
       Due after 5 years but within 10 years       --           --           --      3,978         3,898         3.87%
       Due after 15 years but within 20 years      --           --           --        257           250         7.02%

     Mortgage backed securities:
       Due after 1 years but within 5 years     5,816        5,792        3.68%         --            --            --
       Due after 5 years but within 10 years   11,811       11,813        4.89%      6,504         6,483         3.44%
       Due after 10 years but within 15 years      --           --           --      3,188         3,194         3.31%
       Due after 15 years but within 20 years     534          540        5.31%        862           868         2.28%
       Due after 20 years................       4,125        4,104        3.16%      4,920         4,888         3.33%

     Municipal securities:
       Due within 1 year.................          --           --           --        406           407         2.12%
       Due after 1 year but within 5 years      1,246        1,255        3.44%      1,304         1,299         3.44%
       Due after 5 years but within 10 years      430          439        5.65%         --            --            --
       Due after 10 years but within 15 years     332          331        7.06%        430           448         5.65%
       Due after 20 years................       2,564        2,586        5.35%         --            --            --

     Corporate securities:
       Due within 1 year.................       2,259        2,274        3.86%         --            --            --
       Due after 1 year but within 5 years      7,310        7,344        3.91%      2,323         2,369         3.84%
       Due after 5 years but within 10 years    1,006        1,034        5.05%      1,087         1,124         4.36%
       Due after 20 years................       5,241        5,464        7.43%      3,705         3,970         8.30%
                                                -----        -----                   -----         -----

         Total held to maturity.........      $49,703      $49,864        4.41%    $34,032      $ 34,274         4.01%
                                              =======      =======                 =======      ========
     Available for sale:
     -------------------

     Obligations of U.S. Government
     agencies:

        Due within 1 year................      $1,003      $ 1,003        3.03%    $ 2,031        $2,037         2.07%
        Due after 1 year but within 5 years        --           --           --      1,022         1,032         3.00%

     Mortgage backed securities:

      Due after 1 year but within 5 years     $   392      $   399        8.74%    $   364       $   365         3.03%
      Due after 5 years but within 10 years     1,586        1,597        4.50%      1,065         1,094         3.75%
      Due after 10 years but within 15 years       --           --          --       1,320         1,337         4.17%
      Due after 20 years................           --           --          --       1,227         1,236         2.80%

     Municipal securities:
      Due within 1 year ...............           135          136        6.49%        130           131         6.35%
      Due after 1 year but within 5 years       1,424        1,483        5.97%      1,399         1,476         5.93%
      Due after 5 years but within 10 years     8,515        8,967        6.55%      4,823         5,072         6.44%
      Due after 10 years but within 15 years    6,662        7,124        7.08%      9,767        10,324         6.85%
      Due after 15 years but within 20 years    3,089        3,275        7.29%      3,026         3,199         7.46%
      Due after 20 years................        1,238        1,243        6.65%      2,021         2,020         6.78%

     Corporate securities:
      Due within 1 year ................        1,328        1,337        3.70%         --            --            --
      Due after 1 year but within 5 years          --           --           --      1,367         1,400         3.70%
      Due after 5 years but within 10 years     3,000        3,059        7.00%      4,488         4,561         5.82%
      Due after 10 years but within 15 years       --           --           --      2,100         2,112         7.25%
      Due after 20 years................        1,730        1,847        8.30%      1,730         1,878         8.30%

     Equity securities (preferred stock
      in U.S. government agencies):
      Callable within 1 year...........        21,066       16,336        2.83%     21,056        18,156         3.07%
      Callable after 1 year but within 5 years  4,414        4,455        7.83%      4,414         4,572         7.58%
      Callable after 5 years but within
       10 years.........................        1,000        1,018        7.93%      1,000         1,030         7.93%

      Other equity securities:

       Due after 20 years................         318          371        3.87%        318           343         3.14%
                                              -------      -------       -----     -------       -------        ------
          Total available for sale.......     $56,901      $53,650        5.28%    $64,668       $63,375         5.14%
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

Loan Portfolio

     The following table sets forth the composition of our loan and lease portfolio and loans held for sale at December 31, 2004 and 2003.

                                                       2004              2003
                                                --------------    --------------
(In Thousands)
Real estate loans:
Construction and land development.............          $ 27,476       $ 21,974
Secured by residential properties.............            79,139         82,431
Commercial real estate loans..................            23,201         14,968
Total real estate loans.......................           129,816        119,373
Commercial and industrial loans and leases....            31,189         28,140
Installment loans.............................             3,828          3,547
Other consumer loans..........................                --             --
All other loans...............................                --             --
                                                        --------       ---------
          Total loans.........................          $164,833       $151,060
                                                        ========       =========

The following tables set forth the maturities of the loan and lease portfolio and its sensitivity to interest rate changes at December 31, 2004:

                                One Year    One Through       Over
(In Thousands)                  or Less     Five Years     Five Years     Total
                                -------     ----------     ----------  --------
Real estate construction loans  $ 27,476    $       --     $      --   $ 27,476
Commercial and industrial loans.   2,228        24,680         4,281     31,189
All other loans.................   8,830        51,141        46,197    106,168
                                --------    ----------     ---------   --------
 Total loans................... $ 38,534    $   75,821     $  50,478   $164,833
                                ========    ==========     =========   ========

     The sensitivity to interest rate changes of that portion of our loan portfolio that matures after one year is set forth below.

     Real estate and commercial and industrial loans maturing after one year as of December 31, 2004 (in thousands):

     Fixed rate...........................................         $28,882
     Floating rate........................................          94,888

     Other loans maturing after one year:

     Fixed rate...........................................           2,395
     Floating rate........................................             134
                                                                   -------
              Total loans maturing after one year.........        $126,299
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

     Our Lending Policy provides written guidelines for lending activities and is reviewed at least annually by the Directors. The Directors recognize that, from time to time, it is in State of Franklin's best interest to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained; and when it is desirable to meet the terms offered by a competitor. All exceptions granted are documented in the loan committee's minutes. The loan committee meets weekly and reviews all new loans.

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

                                                             Maximum  Allowable
          Loan Category                                     Loan-to-Value Ratio
        -------------------                                 --------------------
         Land                                                            65%
         Land development                                                75%
         Owner-occupied commercial                                       75%
         Construction
             Commercial, multifamily (1) and other nonresidential        80%
                  1-4 family residential                                 85%
         Improved property                                               85%
         Owner-occupied 1-4 family and home equity (2)                   85%

-------------------------------------

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

     At December 31, 2004 State of Franklin had non-accrual loans totaling $1,260,563 and no restructured loans or leases nor loans or leases 90 days or more past due and still accruing. We blieve the provision for loan losses during 2004 is adequate. We have increased the provision for loan losses during 2003 to cover anticipated losses associated with non-accrual and past due loans. State of Franklin has no loans to foreign borrowers and we are not aware of any additional problems that would significantly increase the amount or number of problem loans in the coming months.

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

     The reserve for loan and lease losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans or leases previously charged off are recovered. The resulting reserve for loan and lease losses is viewed by management as a single, unallocated reserve available for all loans or leases. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan and lease losses was $1,601,332 at year end 2004, or .97% of loans and leases outstanding, net of unearned income and excluding loans held for sale, compared to $1,870,279 or 1.24% at year end 2003. During 2004, net charge-offs and recoveries were $206,947 compared to $137,589 during 2003. Management does not foresee any events that will significantly increase loan losses in the coming months. The following table presents data related to State of Franklin's consolidated reserve for loan and lease losses for the years ended December 31, 2004 and 2003.

                                                        2004             2003
                                                  -------------    -------------

(Dollars In thousands)

Balance at beginning of period.................         $1,870        $1,563
Charge offs:
  Commercial ..................................             --            --
  Real estate mortgage.........................            179            --
  Installment loans to individuals.............             18            73
  Lease financing..............................             16            65
                                                       -------       -------
                                                           213           138

Recoveries:
  Commercial ..................................             --            --
  Real estate mortgage.........................             --            --
  Installment loans to individuals.............             --            --
  Lease financing..............................              6            --
                                                       -------       -------
                                                             6            --

Less: Net charge offs..........................            207           138
Additions to reserve charged to operations.....         (  62)           445
                                                       -------       -------
Balance at end of period.......................         $1,601        $1,870
                                                       =======       =======
Ratio of net charge offs during the period to
average loans and leases outstanding during
the period....................................           0.13%         0.09%

Average allowance for loan and lease losses
to average total loans and leases.............           1.14%         1.14%

At December 31, 2004 and 2003, the allowance for loan and lease losses was allocated as follows:

                                                           2004                                 2003
                                                           ----                                 ----
            (Dollars in thousands)
                                                           Percent of loans in each            Percent of loans in each
                                                 Amount    category to total loans     Amount   category to total loans
                                                 ------    -----------------------     ------   ---------------------
     Commercial..........................        $  480           30%                  $  561          30%
     Real estate mortgage................           801           50%                     935          50%
     All other ..........................           320           20%                     374          20%
                                                 ------          ----                  ------         ----
        Total............................        $1,601          100%                  $1,870         100%
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

Nonperforming assets (Dollars in thousands):                December 31,
                                                    ----------------------------
                                                         2004              2003
                                                    --------------  ------------
Non-accrual loans............................       $ 1,261            $ 3,213
Restructured loans...........................            --                 --
Other loans past due 90 days or more to
  principal or interest payments.............            --                 --
Nonperforming loans as a percentage of net
  loans before allowance for loan losses.....           .77%              2.13%
Allowance for loan losses as a percentage of
  nonperforming loans........................           127%                68%

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

     The following table sets forth liquidity ratios for the periods indicated:

                                                       2004           2003
                                                  -------------- -------------
Average loans and leases to average deposits.....     69.7%           73.1%

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

Our consolidated capital ratios are set forth below.

                                                    December 31,    December 31,
                                                       2004             2003
                                                       ----             ----
(Dollars in thousands)
   Capital:
   Tier I capital:
      Stockholders' common equity.................    $26,274           $24,491
      Qualifying interest in subordinated
        debentures ...............................      8,000             7,860
      Less unrealized gain (loss) on AFS
        securities ...............................    ( 2,006)           (  798)
      Less unrealized loss on equity securities ..      2,851             1,658
      Less disallowed intangibles.................         92               140
                                                     --------          --------
               Total Tier I capital...............     33,337            31,351
   Tier II capital:
       Qualifying interest in subordinated
         debentures ..............................         --               140
       Qualifying allowance for loan losses.......      1,601             1,870
                                                     --------          --------
               Total capital......................     34,938            33,361
   Risk-adjusted assets...........................    208,127           190,660
   Quarterly average assets.......................    298,797           294,881

   Ratios:
   Tier I capital to risk-adjusted assets.........      16.02%            16.46%
   Tier II capital to risk-adjusted assets........        .77%              .98%
   Total capital to risk-adjusted assets..........      16.79%            17.52%
   Leverage -- Tier I capital to quarterly average
     assets less  disallowed intangibles..........      11.16%            10.63%

     On December 31, 2004 and 2003, we exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

Supervision and Regulation

General
-------

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

Tennessee Supervision and Regulation
-----------------------------------

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

     At December 31, 2004, our deposit base for purposes of FDIC premiums was $226 million. We paid FDIC insurance premiums of $34,474 in 2002, $33,573 in 2003, and $34,571 in 2004.

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

     Loans-to-One-Borrower. The aggregate amount of loans that we are permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital with Board approval. Based on the Savings Bank's capitalization of $23.8 million, our loans-to-one borrower limit is approximately $5.9 million.

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

     On October 28, 2003, President George W. Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which was effective October 28, 2004, gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

Employees

     At December 31, 2004, we had a total of 68 employees with 55 of those employed on a full-time basis.

Item 2.  Description of Property

     We operate at five locations with our principal office located at 1907 North Roan Street, Johnson City, Washington County, Tennessee. The Savings Bank owns the land and the approximately 36,000 square foot building at our principal office, 5,500 feet of which is leasable space. This property serves as the main office of the Savings Bank. The Savings Bank also operates branch offices at 3300 Browns Mill Road and 612 West Walnut Street, Johnson City, Tennessee; and 240 West Center Street and 4409 Fort Henry Drive, Kingsport, Sullivan County, Tennessee. The Savings bank has purchased property and is in the process of constructing a sixth branch which is scheduled to open in April 2005 located at 4718 North Roan Street in Johnson City. The Savings Bank owns the land and the buildings in both Kingsport locations. The West Walnut branch is also owned by the Savings Bank. The Savings Bank leases the Browns Mill Road office from Allen and Allen, a general partnership. Charles E. Allen, Jr., chairman and chief financial officer of the Savings Bank, and Charles E. Allen, Sr., M.D., a director of the Savings Bank, are principals of Allen and Allen. The lease was negotiated at arm's length and was approved by the Tennessee Department of Financial Institutions and the FDIC. Rent for the 2,625 square foot building for the next three years will be $46,536 annually. Effective April 1, 2004, the Real Estate Company entered into a three-year lease with the partnership for a 4,000 square foot office facility at 3300 Browns Mill Road. The annual lease payments are $53,964. Lease payments for the Savings Bank and the Real Estate Company at the Browns Mill Road locations include taxes, insurance and maintenance costs.

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

                                                          High             Low
         2003:
                  First Quarter.......................  $18.00            $18.00
                  Second Quarter......................   20.00             18.00
                  Third Quarter.......................   20.00             19.50
                  Fourth Quarter......................   22.50             20.00
         2004:
                  First Quarter.......................  $20.00            $20.00
                  Second Quarter......................   22.00             20.00
                  Third Quarter.......................   22.00             22.00
                  Fourth Quarter......................   25.00             22.00

     There were 1,083 holders of record of the common stock as of December 31, 2004.

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

FOR THE YEAR ENDED  DECEMBER  31, 2004  COMPARED TO THE YEAR ENDED  DECEMBER 31,
2003

EARNINGS REVIEW

     Total net income of State of Franklin for the year ended December 31, 2004 was $2,848,000, an increase of $203,000 over the year ended December 31, 2003 total net income of $2,645,000. Earnings per share was $1.86 compared to earnings per share of $1.77 in 2003. Return on average assets was 0.94% and the return on average equity was 11.45% for the year ended December 31, 2004 compared to .94% and 11.23%, respectively for year ended December 31, 2003.

     Operating results in 2004 reflected higher net interest income and lower noninterest income. Net interest income of $8.2 million for the year ended December 31, 2004 was 8.6% over the 2003 period. During 2004, average earning assets grew $19.2 million, or 7.1%, while average interest bearing liabilities and capital securities grew $16.8 million, or 6.8%, over the same period a year ago. During 2004, $62,000 was reversed out of the provision for possible loan and lease losses. Noninterest income decreased $357,000, or 19.7%, with net gains on loans sold primarily responsible for the decline from the year ended December 31, 2003. Noninterest expense was $6.3 million for the 2004 period, an increase of $701,000 over $5.6 million for 2003

Net Interest Income and Margin

     Net interest income increased $652,000 for the year ended December 31, 2004 to $8.2 million compared to $7.6 million for the year ended December 31, 2003. The increase in net interest income was due to a $397,000 increase in interest income and a $255,000 decline in interest expense. During 2004, the rate paid on average interest-bearing liabilities decreased 28 basis points to 2.42% while the taxable equivalent yield on earning assets declined 23 basis points to 5.31%. During 2004, the net interest margin increased 4 basis points to 3.10% in 2004 compared to 3.06% in 2003.

     During 2004, average earning assets increased $19.2 million, or 7.1%, over 2003 due primarily to the net effect of a $22.9 million increase in investments and a $3.8 million decrease in federal funds sold. Growth in average assets during 2004 was funded mainly through a $11.2 million increase in average deposits and an $8.3 million increase in average Federal Home Loan Bank ("FHLB") advances.

Provision for Loan Losses

     During 2004, $62,000 was reversed from the provision for possible loan and lease losses compared to $445,000 expensed during 2003. There were $207,000 in net charge-offs during 2004 and $138,000 in 2003. The allowance for possible loan losses represented 0.97% of total loans, net of mortgage loans held-for-sale, at December 31, 2004, compared to 1.24% at December 31, 2003.

Provision for Income Taxes

     For the year ended December 31, 2003, the provision for income taxes was $656,000 compared to $758,000 in 2003, a decline of $102,000. Provision for income taxes declined, even though income before income tax increased $101,000, due mainly to an increase in tax exempt interest on municipal securities.

Noninterest Income

     State of Franklin's noninterest income was $1,459,000 during the year ended December 31, 2004, a decrease of $357,000 or 20% under the comparable 2003 period. The decrease was attributable to declines in net gains on loans sold, insurance commission income and rental income of $473,000, $24,000, and $5,000, respectively. Other fees and service charges increased $20,000 and real estate sales commission income increased $126,000.

Noninterest Expense

     Noninterest expense totaled $6,251,000 for the period ending December 31, 2004, an increase of $701,000 from the same period in 2003. Noninterest expense to average assets was 2.06% for the period ending December 31, 2004 compared to 1.96% for the same period a year ago. Compensation and related benefits, occupancy expense, furniture and equipment expense, advertising, data processing, and other noninterest expense increased $249,000, $40,000, $68,000, $136,000, $76,000, and $132,000, respectively.

BALANCE SHEET REVIEW

     State of Franklin places an emphasis on an integrated approach to our balance sheet management. Significant balance sheet components of investment securities, loans and sources of funds are managed in an integrated manner with the management of interest rate risk, liquidity and capital. These components are examined below.

Investment Securities

     Investment securities totaled $103.4 million at December 31, 2004. The investment portfolio at year end consisted of $8.0 million in debt securities issued by the U. S. Government or Federal Agencies, $24.3 million in mortgage backed securities, $26.8 million in securities issued by state, county, or
municipalities,   $22.1  million  in  corporate  securities,  $21.8  million  in preferred stock issued by Federal Agencies, and $371,000 in other equity securities.

     At December 31, 2004, securities categorized as available-for-sale totaled $53.7 million while the held-to-maturity securities totaled $49.7 million compared to $63.4 million in available-for-sale and $34.0 million in held-to-maturity at December 31, 2003. At December 31, 2004, the held-to-maturity portfolio had $161,000 in net unrealized gains while our available-for-sale securities had net unrealized losses of $3,251,000 due to changes in market rates. Due to the credit quality of these investments, no realized losses are expected.

Loans

     Loans outstanding totaled $164.8 million at December 31, 2004. This represented an increase of 9% from the December 31, 2003 outstanding loans of $151.1 million. First mortgage loans were $52.0 million at December 31, 2004, compared with $49.7 million at December 31, 2003, an increase of 5%. Real estate construction lending increased 24% to $27.1 million compared to $21.8 million at December 31, 2003. Commercial loans increased to $69.3 million at December 31, 2004 from $63.2 million at December 31, 2003. Consumer loans at December 31, 2004, increased to $14.4 million compared to $13.1 million at December 31, 2003.

Non-Performing Assets

     Nonaccrual loans and leases totaled $1,261,000 at December 31, 2004 and $3,213,000 at December 31, 2003. There were no loans past due 90 days or more and still accruing at December 31, 2004 and December 31, 2003. The allowance for possible loan and lease losses was $1,601,000 and $1,870,000 at December 31, 2004 and 2003, respectively. Management believes the allowance for possible loan and lease losses is adequate to provide for potential loan losses.

Deposits

     Total deposits at December 31, 2004 of $214.2 million, reflect a decline of $7.8 million or a 4% decline from $222.0 million at December 31, 2003. Non-interest bearing demand deposits totaled $15.4 million at December 31, 2004, an increase of $3.3 million or 27% from December 31, 2003. Interest bearing deposits decreased $11.1 million to $198.8 million at December 31, 2004.

Capital

     Equity capital at December 31, 2004 was $26.3 million, an increase of $1.8 million from $24.5 million at December 31, 2003. Tier 1 capital for State of Franklin increased $2.0 million to $33.3 million. At December 31, 2004, all capital ratios were in excess of the regulatory minimums, with State of Franklin's Tier 1, total risk-based and leverage ratio of 16.02%, 16.79% and 11.16%, respectively.

     On December 18, 2001, we issued debentures to State of Franklin Statutory Trust I (Trust), a business trust subsidiary of ours. The Trust purchased the debentures with the proceeds from the sale of trust preferred securities issued by the Trust in a private placement. We guaranteed the preferred securities. For more information, see notes 1, 4, and 13 to the Consolidated Financial Statements included elsewhere in this report. The capital levels of State of Franklin as of December 31, 2004 include adjustment for the subordinated debentures issued in December of 2001, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of December 31, 2004, the total amount of $8,000,000 in debentures were included as Tier 1 capital of the Company with no portion included as Tier 2 capital, component of total risk-based capital.

Liquidity

     The purpose of liquidity management is to ensure that there is sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Traditional sources of liquidity include asset maturities and growth in core deposits. Other sources of funds such as securities sold under agreements to repurchase, negotiable certificates of deposit and other liabilities are sources of liquidity which State of Franklin has not significantly used. State of Franklin had unused sources of liquidity in the form of unused federal funds lines of credit and a line of credit for the FHLB of Cincinnati up to $60,000,000 depending on the amount of loans and securities available that can be used as collateral.

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





                       State of Franklin Bancshares, Inc.
                             JOHNSON CITY, TENNESSEE

                              INDEX TO AUDIT REPORT

                           December 31, 2004 and 2003

      Audited Consolidated Financial Statements:

      Independent Auditor's Report                                           25

      Consolidated Statements of Financial Condition                         26

      Consolidated Statements of Income                                      27

      Consolidated Statements of Changes in Stockholders' Equity             28

      Consolidated Statements of Cash Flows                               29-30

      Notes to Consolidated Financial Statements                          31-48

      Statement of Management Responsibility                                 49

                             BAYLOR AND BACKUS
 R.F. VANHOY, CPA     CERTIFIED PUBLIC ACCOUNTANTS  E.N. BACKUS, CPA (1907-1971)
                                                     T.E. HULSE, CPA (1927-1975)
T.S. JOHNSON, CPA        409 EAST WATAUGA AVENUE    E.R. BAYLOR, CPA (1894-1982)
G.L. FREEMAN, CPA            P.O. BOX 1736         A.C. NICKELL, CPA (1921-1983)
                    JOHNSON CITY, TENNESSEE 37605 W.E. MORELOCK, CPA (1927-1985)
J.M. WOODY, CPA              423) 282-9000       H.L. SIENKNECHT, CPA(1917-1990)
J.F. RODGERS, CPA                                  D.G. LEONARD, CPA (1945-2005)



                          INDEPENDENT AUDITOR'S REPORT



To the  Stockholders and
  the Board of Directors
State of Franklin  Bancshares, Inc.
Johnson City, Tennessee

We have audited the accompanying consolidated statements of financial condition of State of Franklin Bancshares, Inc. (a Tennessee corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of State of Franklin Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State of Franklin Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.



/s/ Baylor and Backus

BAYLOR AND BACKUS
Certified Public Accountants

Johnson City, Tennessee

February 24, 2005





MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS & TENNESSEE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

State of Franklin Bancshares, Inc.
Consolidated Statements of Financial Condition
December 31, 2004 and 2003

                                                                            2004                  2003
                                                                     ----------------      ----------------

Assets
-------

Cash and Due from Banks                                                    5,564,907             3,764,363
Federal Funds Sold                                                         7,130,000            25,040,000
Short-Term Interest-Bearing Deposits                                       2,279,711             3,336,670
                                                                       -------------          ------------
   Total Cash and Cash Equivalents                                        14,974,618            32,141,033
                                                                       -------------          ------------
Investments - Held-To-Maturity
  (Estimated Market 2004 - $49,864,335 and 2003 - $34,274,290)            49,702,867            34,031,676
Investments - Available-for-Sale                                          53,650,416            63,375,496
Loans Held for Sale                                                          374,700               413,179
Loans and Leases Receivable                                              164,458,145           150,646,605
  Less: Allowance for Loan and Lease Loss                              (   1,601,332)         (  1,870,279)
                                                                       -------------          ------------
Loans and Leases Receivable, Net                                         162,856,813           148,776,326
                                                                       -------------          ------------
Accrued Interest Receivable, Net                                           1,490,634             1,366,640
Land, Buildings and Equipment at Cost Less
  Accumulated Depreciation of $2,643,828 in 2004
  and $2,091,874 in 2003                                                   7,468,710             6,218,358
Prepaid Expense and Accounts Receivable                                      175,816               108,260
FHLB Stock                                                                 2,453,300             2,354,800
Stock in Service Bureau at Cost                                              815,009               815,009
Other Real Estate Owned and Repossessed Property                             921,654             1,171,919
Trust Preferred Placement Fee, Net                                            92,000               140,000
Deferred Tax Assets, Net                                                   1,727,642             1,141,342
Other Assets                                                                   2,000                    --
                                                                       -------------          ------------
         Total Assets                                                    296,706,179           292,054,038
                                                                       =============          ============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:

Interest-Free Deposits                                                    15,371,046            12,114,590
Interest-Bearing Deposits                                                198,784,547           209,877,896
Advances by Borrowers for Taxes and Insurance                                110,328               103,632
Accrued Interest on Deposits                                                 136,476               141,757
Accounts Payable and Accrued Expenses                                        635,586               404,720
Repurchase Agreements                                                      1,024,608               536,419
FHLB Long-Term Advances                                                   46,180,671            36,210,071
Deferred Credits on REO                                                      189,384               173,996
                                                                       -------------          ------------
Total Liabilities                                                        262,432,646           259,563,081
                                                                       -------------          ------------
Guaranteed Preferred Beneficial Interest in
     Subordinated Debentures                                               8,000,000             8,000,000
                                                                        ------------          ------------
Stockholders' Equity:

Common Stock, $1.00 Par Value,
  Authorized: 10,000,000 Shares; Issued: 1,465,512 Shares
    at December 31, 2004 and at December 31, 2003                          1,465,512             1,465,512
Paid-In Capital                                                           14,251,461            14,251,461
Accumulated Other Comprehensive Income                                 (   2,005,925)         (    797,592)
Retained Earnings                                                         13,204,732            10,356,571
Less: Employee Stock Ownership                                         (     642,247)         (    784,995)
                                                                       -------------          ------------
Total Stockholders' Equity                                                26,273,533            24,490,957
                                                                       -------------          ------------
         Total Liabilities and Stockholders' Equity                      296,706,179           292,054,038
                                                                       =============          ============

The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2004, 2003, and 2002

                                                                     2004             2003              2002
                                                           --------------   --------------     -------------
Interest Income
Interest on Loans                                               9,797,116       10,431,443        11,240,780
Other Interest Income                                           4,818,929        3,787,596         4,973,991
                                                              -----------      -----------       -----------
         Total Interest Income                                 14,616,045       14,219,039        16,214,771
                                                              -----------       ----------       -----------
Interest Expense
Interest on Deposits                                            3,867,267        4,437,705         5,380,118
Other Interest Expense                                          2,514,266        2,199,250         2,177,742
                                                              -----------      -----------       -----------
         Total Interest Expense                                 6,381,533        6,636,955         7,557,860
                                                              -----------      -----------       -----------
Net Interest Income before Provision for Loan Losses            8,234,512        7,582,084         8,656,911
Provision for Loan Losses                                          62,000      (   444,548)      (   578,979)
                                                              -----------      -----------       -----------
         Net Interest Income after Provision for Loan Losses    8,296,512        7,137,536         8,077,932
                                                              -----------      -----------       -----------
Other Income
Other Fees and Service Charges                                    559,804          540,166           461,736
Net Gain on Loans Sold                                            347,017          820,419           368,418
Realized Gain on Securities                                           --               460           259,772
Real Estate Sales Commission Income                               416,077          290,014           175,704
Insurance Commission Income                                        55,916           80,139            71,921
Rental Income, Net                                                 80,101           85,070            91,429
                                                              -----------      -----------       -----------
         Total Other Income                                     1,458,915        1,816,268         1,428,980
                                                              -----------      -----------       -----------
Other Expenses
Compensation and Related Benefits                               2,978,393        2,729,560         2,479,700
Occupancy Expenses                                                502,572          462,727           401,406
Furniture and Equipment Expenses                                  452,015          383,880           445,524
Advertising                                                       330,698          194,490           191,739
Data Processing Expense                                           605,693          529,743           520,068
Other                                                           1,381,576        1,249,529         1,523,904
                                                              -----------      -----------       -----------

         Total Other Expenses                                   6,250,947        5,549,929         5,562,341
                                                              -----------      -----------       -----------
Income before Income Taxes                                      3,504,480        3,403,875         3,944,571
Provision for Income Taxes                                    (   656,321)     (   758,430)      (   760,430)
                                                              -----------      -----------       -----------
Net Income                                                      2,848,159        2,645,445         3,184,141
                                                              ===========      ===========       ===========
Basic Earnings per Share                                            2.04             1.90              2.31
                                                                    ====             ====              ====
Diluted Earnings per Share                                          1.86             1.77              2.16
                                                                    ====             ====              ====

The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2004, 2003, and 2002

                                                                  Accumulated
                                                                    Other                 Employee
                                              Common    Paid-In   Comprehensive Retained    Stock-
                                               Stock    Capital     Income      Earnings   Ownership      Total
                                           ---------   ---------- ----------   ---------  -----------  ----------
Balance at December 31, 2001               1,465,512   14,251,461   (368,029)   4,526,987  (1,090,094) 18,785,837
                                                                                                       ----------
ESOP Shares Allocated                             --           --         --           --      31,644      31,644
                                                                                                       ----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Gains
         Arising During the Period
           (Net of $321,852 Income Tax)           --           --    527,249           --          --     527,249
       Less: Reclassification Adjustment
           (Net of $57,659 Income Tax)            --           --     92,886           --          --      92,886
                                                                                                       ----------
                                                                                                          620,135
Net Income                                        --           --         --    3,184,141          --   3,184,141
                                                                                                       ---------
 Total Comprehensive Income                       --           --         --           --          --   3,804,276
                                           ---------   ---------- ----------    ---------  ----------  ----------
Balance at December 31, 2002               1,465,512   14,251,461    252,106    7,711,128  (1,058,450) 22,621,757
                                                                                                       ----------
ESOP Shares Allocated                             --           --         --           --     273,455     273,455
                                                                                                       ----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Gains
         Arising During the Period
           (Net of $656,269 Income Tax Benefit)   --           -- (1,057,399)          --          --  (1,057,399)
       Less: Reclassification Adjustment
           (Net of $4,780 Income Tax)             --           --      7,701           --          --       7,701
                                                                                                       ----------
                                                                                                       (1,049,698)
Net Income                                        --           --         --    2,645,445          --   2,645,445
                                                                                                       ----------
         Total Comprehensive Income               --           --         --           --          --   1,595,747
                                           ---------   ---------- ----------   ----------  ----------  ----------
Balance at December 31, 2003               1,465,512   14,251,461 (  797,592)  10,356,573   ( 784,995) 24,490,959
                                                                                                       ----------
ESOP Shares Allocated                             --           --         --           --     142,748     142,748
                                                                                                       ----------
Comprehensive Income
   Other Comprehensive Income,
     Net of Tax:
     Unrealized Gains on Securities
       Available-For-Sale:
       Unrealized Holding Losses
         Arising During the Period
           (Net of $764,826 Income Tax Benefit)   --           -- (1,232,308)          --          --  (1,232,308)
       Less: Reclassification Adjustment
           (Net of $14,880 Income Tax)            --           --     23,975           --          --      23,975
                                                                                                       ----------
                                                                                                       (1,208,333)
Net Income                                        --           --         --    2,848,159          --   2,848,159
                                                                                                       ----------
         Total Comprehensive Income               --           --         --           --          --   1,639,826
                                           ---------   ---------- ----------  -----------  ----------  ----------
Balance at December 31, 2004               1,465,512   14,251,461 (2,005,925)  13,204,732  (  642,247) 26,273,533
                                           =========   ========== ==========   ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

State of Franklin Bancshares, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003, and 2002

                                                                            2004              2003               2002
                                                                    --------------        -----------       -----------

Cash Flows from Operating Activities
Net Income                                                               2,848,159          2,645,445         3,184,141
Items Not Affecting Cash and Cash Equivalents:
 Depreciation                                                              551,954            421,502           520,473
 (Increase) Decrease in Accrued Interest                               (   123,994)           135,808       (   138,168)
 Deferred Tax Assets                                                       147,553        (    91,645)      (   104,430)
 Provisions for Loan Losses                                            (    62,000)           444,548           578,979
 (Increase) Decrease in Prepaid Expenses
   and Accounts Receivable                                             (    67,556)            92,338       (    80,951)
 Increase (Decrease) in Interest Payable                               (     5,281)       (    42,608)            4,468
 Increase (Decrease) in Accounts Payable
   and Accrued Expenses                                                    230,866        (   433,443)          417,379
 Increase (Decrease) in Deferred Loan Fees, Net                             10,660        (     2,635)          105,497
 Realized (Gain) on Securities                                                  --        (       460)      (   259,772)
 Discount Accretion                                                    (   239,678)       (   165,632)      (   534,407)
 Amortization Expense                                                      623,195            649,620           113,753
 Increase in Deferred Gain on Sale of REO                                   15,388             37,936                --
 Earned ESOP Shares                                                        142,748            273,455            31,644
 FHLB Stock Dividends                                                  (    98,500)       (    91,700)      (   101,400)
 (Increase) Decrease in Loans Available-For-Sale                            38,479          2,034,573           100,618
                                                                    --------------        -----------       -----------
       Net Cash Provided  by Operating Activities                        4,011,993          5,907,102         3,837,824
                                                                    --------------        -----------       -----------
Cash Flows from Investing Activities
Purchase of Held-to-Maturity Investments                               (30,692,594)       (36,457,514)      (21,376,120)
Purchase of Available-for-Sale Investments                                      --        (14,014,267)      (13,475,457)
Proceeds from Maturities of Held-to-Maturity Investments                 8,668,216          8,495,000         8,835,000
Proceeds from Sale of Available-for-Sale Investments                            --                 --           655,517
Proceeds from Maturities of Available-for-Sale Investments               5,781,670          5,932,581        12,484,105
Principal Payments on Mortgage-Backed Securities
  Available-for-Sale                                                     1,972,114          4,017,574        10,244,598
      Held-to-Maturity                                                   6,033,541          9,434,389                --
Proceeds from Sale of Other Real Estate Owned                              232,000            505,000           436,000
(Increase) Decrease in Loans Receivable, Net                           (13,999,641)         6,778,952       (20,543,511)
Purchases of Premises and Equipment                                    ( 1,802,306)       (   879,093)      (   942,110)
                                                                       -----------        -----------      ------------
       Net Cash Used by Investing Activities                           (23,807,000)       (16,187,378)      (23,681,978)
                                                                       -----------        -----------        ----------

                                 (continued...)

State of Franklin Bancshares, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003, and 2002

                                                                            2004                2003               2002
                                                                     -----------      --------------     --------------
Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits                                  ( 7,836,893)         23,152,599        ( 1,297,187)
Net Increase (Decrease) in Advances by Borrowers
  for Taxes and Insurance                                                  6,696         (    11,559)            15,777
Net Increase (Decrease) in Repurchase Agreements                         488,189         (   513,362)         1,049,781
    Proceeds from FHLB Advances                                       10,000,000                  --          6,013,060
    Repayment of FHLB Advances                                       (    29,400)        (    28,638)       (    15,346)
                                                                     -----------          ----------         ----------
       Net Cash Provided by Financing Activities                       2,628,592          22,599,040          5,766,085
                                                                     -----------          ----------         ----------
       Net Increase (Decrease) in Cash and Cash Equivalents          (17,166,415)         12,318,764        (14,078,069)
Cash and Cash Equivalents at Beginning of Period                      32,141,033          19,822,269         33,900,338
                                                                     -----------          ----------         ----------
       Cash and Cash Equivalents at End of Period                     14,974,618          32,141,033         19,822,269
                                                                     ===========          ==========         ==========

Supplemental Schedule of Noncash Investing and Financing Activities:
Increase (Decrease) in Unrealized Gain on Securities
   Available-For-Sale, Net of Deferred Tax Liability                 ( 1,208,333)        ( 1,049,699)           620,136
                                                                     ===========         ===========         ==========
   Acquisition of Real Estate Property through
   Foreclosure of Related Loans                                          891,413           1,152,919          1,321,575
                                                                     ===========         ===========         ==========
Origination of Mortgage Loans to Finance
   the Sale of Foreclosed Real Estate                                  1,083,010             452,800          1,191,348
                                                                     ===========         ===========         ==========
Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:

     Taxes                                                               597,061           1,381,742          1,369,167
                                                                    ============         ===========        ===========

     Interest                                                          6,386,814           6,679,563          7,553,392
                                                                     ===========         ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

Note 1    Summary of Significant Accounting Policies
------    ------------------------------------------
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

          In December 2001, State of Franklin Bancshares, Inc. issued debentures to State of Franklin Statutory Trust I (Trust), a business trust subsidiary of the Company. The Trust purchased the debentures with the proceeds from the sale of trust preferred securities issued by the Trust in a private placement. The Company guaranteed the preferred securities. The documents governing these securities, including the Indenture under which the debentures were issued, restrict the Company's right to pay a dividend on its common stock under certain circumstances, prohibits the issue of any class of common or preferred stock senior to the debentures during their term, and give the holders of the preferred securities preference on liquidation over the holders of the Company's common stock. Specifically, the Company may not declare or pay a cash dividend on its common stock if (a) an event of default has occurred as defined in the Indenture, (b) the Company is in default under its Guarantee, or (c) the Company has exercised its right under the debentures and the preferred securities to extend the interest payment period. In addition, if any of these conditions have occurred and until they are cured, the Company is restricted from redeeming or purchasing any shares of its common stock except under very limited circumstances. The Company's net consolidated principal obligation under the debentures, the preferred securities, and the Guarantee is $8,000,000. The securities are redeemable at par after December 2006.

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

Note 1    Continued
------
          Investment and Mortgage-Backed Securities

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

          Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums paid on securities with call features are amortized to the call date while securities purchased at a discount are accreted to the maturity date. Securities with no call features are amortized, or accreted, straight line to maturity. Amortization expense and accretion income on mortgage-backed securities are recognized at a level yield to average life method with the average life determined based on the previous three-month average CPR speed.

          Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would have resulted in write-downs of the individual securities to their fair value. No write-downs have been included in earnings as realized losses.

          Federal Home Loan Bank Stock

          Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is recalculated annually and based on a predetermined formula. FHLB stock is carried at cost on the consolidated statements of financial condition. At December 31, 2004, the bank owned $2,453,300 in FHLB stock and the minimum required investment was $1,812,000.

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

Note 1    Continued
------
          Income Taxes

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

          Stock Options

          Stock options are valued by the intrinsic value method. All options are granted with the exercise price equal to the fair market value of the stock at the time the options are granted.

          Reclassifications

          In instances where required, amounts reported in prior years' financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the December 31, 2004 consolidated financial statements.

Note 2   Land, Buildings and Equipment
------   -----------------------------

          The cost of fixed assets at December 31, 2004, 2003 and 2002 are summarized as follows:

                                                               2004                  2003                   2002
                                                          --------------        -------------          ------------
         Land                                                 1,580,000            1,580,000             1,580,000
         Buildings and Leasehold Improvements                 5,082,535            4,030,608             3,457,883
         Furniture, Fixtures and Equipment                    3,450,003            2,699,624             2,395,911
                                                            -----------            ---------             ---------
                                                             10,112,538            8,310,232             7,433,794
         Less: Accumulated Depreciation                       2,643,828            2,091,874             1,673,027
                                                            -----------            ---------             ---------
                                                              7,468,710            6,218,358             5,760,767
                                                            ===========            =========             =========

Note 3   Loans and Leases Receivable
------

Loans and leases receivable at December 31, 2004, 2003 and 2002 consist of the following:

                                                                           2004             2003              2002
                                                                     -------------     ------------      ------------
              First Mortgage Loans                                      51,965,318       49,702,608        57,183,220
              Construction Loans                                        27,146,299       21,817,058        18,579,725
              Consumer Loans                                            14,407,548       13,070,617        13,679,529
              Participation Loans, Net                                         --           458,452           481,399
              Commercial Loans                                          69,267,247       63,208,012        66,392,958
              Credit Line Advances                                         870,529        1,185,167           519,020
              Direct Finance Leases                                      1,381,883        1,550,376         1,459,185
                                                                     -------------     ------------      ------------
                Gross Loans and Leases Receivable                      165,038,824      150,992,290       158,295,036
                                                                     -------------     ------------      ------------
              Less:
                Undisbursed Portion of Loans in Process              (     326,209)    (    101,875)     (    143,455)
                Net Deferred Loan Origination Fees                   (     254,470)    (    243,810)     (    246,447)
                Accumulated General Loan and Lease Loss Allowance    (   1,601,332)    (  1,870,279)     (  1,563,320)
                                                                     -------------     ------------      ------------
                                                                     (   2,182,011)    (  2,215,964)     (  1,953,222)
                                                                     --------------    ------------      ------------
              Loans and Leases Receivable - Net                        162,856,813      148,776,326       156,341,814
                                                                     =============     ============      ============
         An analysis of the allowance for loan and lease losses is as follows:
                                                                           2004            2003              2002
                                                                     -------------      ------------      -------------
                Balance - Beginning of Period                            1,870,279        1,563,320         1,473,855
                Provision for Losses                                 (      62,000)         444,548           578,979
                Actual Loan and Lease Losses                         (     206,947)    (    137,589)     (    489,514)
                                                                     -------------      ------------      ------------
                Balance - End of Period                                  1,601,332        1,870,279         1,563,320
                                                                     =============      ============      ============

          The gross amount of participation loans serviced by State of Franklin Savings Bank was $0 at December 31, 2004, $916,883 at December 31, 2003, and $962,371 at year ended December 31, 2002.

          The Company had overdraft demand deposit balances totaling $44,425, $40,539, and $95,676 that were reclassified to loan balances at December 31, 2004, 2003, and 2002, respectively.

          At December 31, 2004 the Company had non-accrual loans totaling $1,260,563 which included $18,000 in impaired loans compared with $2,765,465 and $121,000, respectively, at December 31, 2003. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual agreement. The total allowance for loan losses allocated to impaired loans was $14,000 at December 31, 2004 and $66,000 at December 31, 2003. No interest income on impaired loans was recognized for the periods ending December 31, 2004, and 2003. The Company had no loans or leases 90 days or more past due and still accruing and no restructured loans at December 31, 2004.

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

                                      -35

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

          Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Risk-Based and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Savings Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 2004, the most recent notification from the FDIC categorized the Savings Bank as well-capitalized under the regulatory framework for prompt corrective action. The "prompt corrective action" regulations established five categories of depository institutions:
          (1) well-capitalized, (2) adequately capitalized, (3) under-capitalized, (4) significantly under-capitalized, and (5) critically under-capitalized. Each category relates to the level of capital for the depository institution. A "well-capitalized" institution meets the minimum level required by regulation (i.e., total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater). To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

          The capital levels of the Company as of December 31, 2004 include adjustment for the subordinated debentures issued in December of 2001, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of December 31, 2004, the total amount of $8,000,000 in debentures were included as Tier 1 capital of the Company with no portion included as Tier 2 capital, component of total risk-based capital.

Note 4   Continued

         The capital ratios for State of Franklin Savings Bank are as follows:

                                                                                                For Capital
                                                                                             Adequacy Purposes
                                                                                              And To Be Well
                                                                                            Capitalized Under
                                                                                             Prompt Corrective
                                                                       Actual               Action Provisions
                                                                   ------------------       --------------------
               In Thousands                                       Amount        Ratio       Amount        Ratio
        -----------------------------                             -------       ------      -------       ------
         As of December 31, 2004:
                Total Risk-Based Capital (to Risk-Weighted Assets) 25,178       12.08%      >20,850       10.0%
                                                                                            -
                Tier 1 Capital (to Risk-Weighted Assets)           23,772       11.40%      >12,510        6.0%
                                                                                            -
                Tier 1 Capital (to Adjusted Total Assets)          23,772        7.98%      >14,891        5.0%
                                                                                            -
         As of December 31, 2003:
                Total Risk-Based Capital (to Risk-Weighted Assets) 23,498       12.35%      >19,021       10.0%
                                                                                            -
                Tier 1 Capital (to Risk-Weighted Assets)           21,923       11.53%      >11,413        6.0%
                                                                                            -
                Tier 1 Capital (to Adjusted Total Assets)          21,923        7.48%      >14,649        5.0%
                                                                                            -

The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                                                                For Capital
                                                                                            Adequacy Purposes
                                                                                              And To Be Well
                                                                                            Capitalized Under
                                                                                           Prompt Corrective
                                                                     Actual                 Action Provisions
                                                                  -------------------       --------------------
                   In Thousands                                    Amount       Ratio       Amount        Ratio
         -----------------------------                            ---------     ------      -------      -------
         As of December 31, 2004:

                Total Risk-Based Capital (to Risk-Weighted Assets) 34,938       16.71%      >20,908       10.0%
                                                                                            -
                Tier 1 Capital (to Risk-Weighted Assets)           33,337       15.94%      >12,545        6.0%
                                                                                            -
                Tier 1 Capital (to Adjusted Total Assets)          33,337       11.16%      >14,935        5.0%
                                                                                            -

         As of December 31, 2003:

                Total Risk-Based Capital (to Risk-Weighted Assets) 33,361       17.52%      >19,066       10.0%
                                                                                            -
                Tier 1 Capital (to Risk-Weighted Assets)           31,351       16.46%      >11,440        6.0%
                                                                                            -
                Tier 1 Capital (to Adjusted Total Assets)          31,351       10.63%      >14,744        5.0%

Note 5    Employee and Director Benefit Plans
------    -----------------------------------
          Employee Stock Ownership Plan

          The company has an employee stock ownership plan (ESOP) for those employees who meet the eligibility requirements of the plan. The ESOP was established in 1997. The ESOP currently has two loans established for the purpose of purchasing shares in the Company for the plan.

          In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at December 31, 2004 was $642,247. In November 2001, the Company also granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term. Interest is paid monthly with principal payments made as funds are available. At December 31, 2004, no balances were outstanding for advances on the line of credit.

          Shares owned by the ESOP at December 31, 2004 totaled 170,779. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:

Note 5   Continued
------

         December 31,
                                                                                           2004                2003
                                                                                   ------------         -----------
         Number of Shares
              Released and Allocated                                                     46,073              34,566
              Suspense                                                                   44,641              56,147

         Fair Value
              Released and Allocated                                                  1,013,606             691,320
              Suspense                                                                  982,102           1,122,940

          The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's contributions to the ESOP are as follows:

                                                             December 31,
                                                      2004                2003
                                                   ---------           ---------

         Compensation Expense                        444,000             408,370
         Contributions                               444,000             408,370

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

          Additional stock options were granted to directors and management at fair market value during the years 2000, and 2001 with terms the same as the original options. During 2002, 3003, and 2004, options granted were 42,219, 27,826, and 15,212 shares, respectively. All options granted in 2002, 2003, and 2004 expire at the end of ten years. 7,000 shares granted in 2002, 7,000 in 2003, and 4,000 in 2004 to outside directors were fully vested when issued. The other terms of these additional options are the same as the terms of the original options.

          At December 31, 2004, there were 224,180 options with no termination date and a weighted average exercise price of $11.35 with exercise prices ranging from $10.00 to $16.20. The remaining 119,257 options were issued with a 10-year termination date and have a weight average remaining life of 7 years and 2 months and a weighted average exercise price of $16.73 with exercise prices ranging from $13.50 to $22.00.

          Options granted during 2003 and 2004 are summarized as follows:

                                                                    Awarded And                 Weighted Average
                                                                     Unexercised    Vested       Exercise Price
                                                                       Options      Options         Per Share
December 31, 2003
Options Granted - Outside Directors     January 1, 2003                83,014       75,833           $12.00
                                        During 2003                     7,000        7,000           $18.00
Options Granted - Management/Employees  January 1, 2003               217,385      167,594           $12.50
                                        During 2003                    20,826           --           $18.88
                                                                     --------      -------
Total Options Outstanding               December 31, 2003             328,225      250,427           $12.89
                                                                     ========      =======


         Options granted during 2004 are summarized as follows:
                                                                                Awarded And               Weighted Average
                                                                                 Unexercised    Vested    Exercise Price
                                                                                  Options       Options     Per Share
                                                                                ------------    -------   ---------------
         December 31, 2004
         Options Granted - Outside Directors     January 1, 2004                   90,014        84,323        $12.47
                                                 During 2004                        4,000         4,000        $20.00
         Options Granted - Management/Employees  January 1, 2004                  238,211       193,011        $13.05
                                                 During 2004                       11,212            --        $21.37
                                                                                 --------       -------
         Total Options Outstanding December 31, 2004                              343,437       281,334        $13.25
                                                                                 ========       =======

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

Note 6   Deposits
------
         Savings deposit balances are summarized as follows:

                                                         December 31, 2004                 December 31, 2003
                                               ---------------------------------   ---------------------------------
                                              Average                             Average
                                               Rate     Amount        Percent        Rate       Amount       Percent
                                              ------  ----------     --------     -------     ----------     -------
              Passbook                         1.13   72,157,046       33.69        1.75      84,622,380      38.12
              Interest-Free Checking             --   15,371,046        7.18          --      12,114,590       5.46
              NOW                              0.25   20,439,053        9.54        1.17      18,753,775       8.45
              Money Market Deposit             1.07   22,156,509       10.35        1.47      26,308,635      11.85
                                                     -----------     -------                ------------    -------
                                                     130,123,654       60.76                 141,799,380      63.88
                                                     -----------     -------                 -----------    -------
              Fixed Term Certificate Accounts
                Balances $100,000 or Greater   2.84   22,745,289       10.62        2.84      20,284,510       9.14
                Balances Less than $100,000    2.66   61,286,650       28.62        2.66      59,908,596      26.98
                                                     -----------     -------                ------------      -----
                                                      84,031,939       39.24                  80,193,106      36.12
                                                     -----------     -------                ------------    -------
                                                     214,155,593      100.00                 221,992,486     100.00
                                                     ===========      ======                 ===========     ======

The contractual maturity of certificate accounts at December 31, 2004 and 2003, is as follows:

           Year Ending December 31, 2004           Year Ending December 31, 2003
           -----------------------------           -----------------------------
              2005            52,996,714             2004             45,642,644
              2006            20,586,376             2005             21,464,822
              2007             4,800,025             2006              6,379,826
              2008             4,138,797             2007              2,937,998
              2009 and After   1,510,027             2008 and After    3,767,816
                             -----------                             -----------
                              84,031,939                              80,193,106
                             ===========                             ===========

Note 7  Accrued Interest Receivable, Net
------
                                                       2004               2003
                                                   ---------          ---------

Loans (net of allowance for uncollected interest)    611,339            590,148
         Investment Securities                       796,095            768,113
         Cash and Due from Banks                       7,040              8,379
                                                   ---------          ---------
                                                   1,414,474          1,366,640
                                                   =========          =========

Note 8   Federal Home Loan Bank Advances
------   -------------------------------
     The contractual maturity of FHLB advances at December 31, 2004 is as follows:

              2005            30,475                    2010           8,034,766
              2006            31,279                    2011          19,035,696
              2007            32,116                    2012           5,036,652
              2008         3,032,976                    2013          10,037,634
              2009            33,859                    2014 and after   875,217

     Convertible fixed rate advances were $45,000,000 for the period ending December 31, 2004 and $35,000,000 at December 31, 2003. The convertible fixed rate advances have an original maturity of 10 years with an option held by FHLB to convert to a variable rate tied to 3-month LIBOR beginning 1 to 3 years from the original issue date. If converted to a variable rate the bank maintains the option to pay off the advance or continue at the variable rate over the original contractual maturity of the advance. CRA mortgage match advances are amortized over a 30-year period and totaled $1,210,071 at December 31, 2004 and $1,180,671 at December 31, 2003. The
     average rate on FHLB advances was 4.56% at both December 31, 2004 and 4.85% at December 31, 2003.

     The Savings Bank pledges as collateral for these borrowings selected qualifying mortgage loans and securities (as defined) under an agreement with the FHLB. Loans and securities pledged at December 31, 2004 totaled $66.9 million in residential mortgage loans and $9.4 million in securities. At December 31, 2003 there were approximately $54.3 million in mortgage loans and no securities pledged for FHLB borrowings.

Note 9  Noninterest Expense
------  -------------------

     For periods ended December 31, 2004, 2003, and 2002, occupancy rental expense was $107,607, $85,142, and $75,498; auto rental expense was $11,375, $16,724, and $19,909; and furniture, fixtures, and equipment rental expense was $16,286, $3,755, and $1,678, respectively.

     No advertising was capitalized for the periods end December 31, 2004, 2003, or 2002. All advertising was expensed as services were performed and costs were incurred.

     Other noninterest expense amounts are summarized as follows for the periods ended December 31, 2004, 2003 and 2002:

                                                                              2004           2003            2002
                                                                        ----------     ----------       ---------
Other Noninterest Expense:
           Insurance Expense                                                92,589         49,614         104,086
           Professional Expenses and Supervisory Examinations              270,634        299,077         311,660
           Office Supplies and Postage                                     224,611        156,128         139,011
           Telephone                                                       148,167        130,814         157,747
           Director Fees                                                   161,314        159,252         126,686
           Other Operating Expenses                                        484,261        454,644         684,714
                                                                        ----------     ----------      ----------
                                                                         1,381,576      1,249,529       1,523,904
                                                                        ==========     ==========      ==========

Note 10  Related Party Transactions
-------  --------------------------

     The Savings Bank has granted loans to its executive officers and directors. Management believes that such loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Loan balances to executive officers and directors at December 31, 2004, 2003 and 2002 were as follows:

                                                                                 2004         2003              2002
                                                                            ----------     ----------     -----------
Loan Balances at the Beginning of the Period                                 3,835,244      2,381,392       1,743,756
    New Loans                                                                1,087,831      2,610,748         901,497
             Repayments                                                     (1,927,832)    (1,156,896)    (   263,861)
                                                                             ---------      ---------      ----------
             Loan Balances at the End of the Period                          2,995,243      3,835,244       2,381,392
                                                                             =========      =========       =========

     Executive officers and directors have lines of credit that have not been used in the amount of $893,159, $858,923, and $498,636 at December 31, 2004, 2003, and 2002, respectively.

     Two individuals,  one a director and the other an officer and director, are
     also  partners  in  a  partnership  in  which  the  following   significant
     transaction occurred:

          The Savings Bank and the Real Estate Company lease office space at Browns Mill Road in Johnson City from the partnership. The monthly lease payments for the Savings Bank branch location were $3,372 from March 1, 2003 through February 28, 2006 with an option to renew for an additional three years at $3,878 per month. Effective April 1, 2004, the Real Estate Company entered into a three-year lease with the partnership. The monthly lease payments are $4,497 through March 31, 2007 with an option to renew for an additional three years at $5,170 per month. In addition, the Savings Bank and the Real Estate Company lease storage and office space from the partnership on a month-to-month basis. The monthly payments for the additional storage and office space total $1,742 per month.

Note 11  Investment Securities
-------  ---------------------

          The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at December 31, 2004 and 2003, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. Maturities for mortgage backed securities with scheduled contractual payments are based on the weighted average life of the remaining payments.

         December 31, 2004:

                                                                               Gross           Gross       Estimated
                                                                Amortized     Unrealized     Unrealized      Market
                                                                 Cost          Gains           Losses         Value
                                                             -----------    ---------       ----------     -----------
         Available-for-Sale:

           United States Government Agency Securities Maturing:
              Within one year                                  1,003,030           --              327       1,002,703

           Mortgage Backed Securities Maturing:
              After one year but within five years               392,232        7,091               --         399,323
              After five years but within ten years            1,585,630       11,487               --       1,597,117

            Municipal Securities Maturing:
              Within one year                                    135,000          707               --         135,707
              After one year but within five years             1,424,064       58,996               --       1,483,060
              After five years but within ten years            8,515,314      451,476               --       8,966,790
              After ten years but within fifteen years         6,661,515      463,180               --       7,124,695
              After fifteen years but within twenty years      3,088,701      186,367               --       3,275,068
              After twenty years                               1,237,890       33,545           28,590       1,242,845

           Corporate Securities Maturing:
              Within one year                                  1,328,412        8,496               --       1,336,908
              After five years but within ten years            3,000,000       59,181               --       3,059,181
              After twenty years                               1,730,269      116,614               --       1,846,883

           Equity Securities (Preferred Stock in
              U S Government Agencies):
              Callable within one year                        21,066,634           --        4,730,734      16,335,900
              Callable after one year but within five years    4,414,150      140,000           98,688       4,455,462
              Callable after five years but within ten years   1,000,000       18,000               --       1,018,000
                Other Equity Stock:
                   After twenty years                            318,155       52,619               --         370,774
                                                             -----------    ---------        ---------      ----------
                          Total Available-for-Sale            56,900,996    1,607,759        4,858,339      53,650,416
                                                             ===========    =========        =========      ==========
         Held-to-Maturity:
           United States Government Agency Securities Maturing:
              After one year but within five years             7,029,168        1,765          143,803       6,887,130

           Mortgage Backed Securities Maturing:
              After one year but within five years             5,816,479        2,598           26,622       5,792,455
              After five years but within ten years           11,811,351        8,788            6,992      11,813,147
              After fifteen years but within twenty years        534,369        5,460               --         539,829
              After twenty years                               4,125,044       11,848           33,091       4,103,801

           Municipal Securities Maturing:
              After one year but within five years             1,245,566       10,202              448       1,255,320
              After five years but within ten years              429,981        9,217               --         439,198
              After ten years but within fifteen years           331,707           --              607         331,100
              After twenty years                               2,563,560       30,321            7,622       2,586,259

           Corporate Securities Maturing:
              Within one year                                  2,258,638       18,250            2,624       2,274,264
              After one year but within five years             7,309,755       40,421            6,479       7,343,697
              After five years but within ten years            1,006,087       34,988            6,798       1,034,277
              After twenty years                               5,241,162      275,390           52,694       5,463,858
                                                             -----------    ---------        ---------      ----------

                     Total Held-to-Maturity                   49,702,867      449,248          287,780      49,864,335
                                                             ===========    ==========       =========      ==========

Note 11  Continued
-------

        December 31, 2003:

                                                                                Gross           Gross       Estimated
                                                               Amortized     Unrealized      Unrealized       Market
                                                                 Cost           Gains           Losses         Value
                                                               ---------     ----------      ----------     ---------
             Available-for-Sale:

                United States Government Agency Securities Maturing:
                   Within one year                             2,030,774         5,864             --       2,036,638
                   After one year but within five years        1,022,169         9,988             --       1,032,157

                Mortgage Backed Securities Maturing:
                   After one year but within five years          363,538         1,580             --         365,118
                   After five years but within ten years       1,064,873        29,274             --       1,094,147
                   After ten years but within fifteen years    1,319,685        17,100             --       1,336,785
                   After twenty years                          1,227,535         8,943             --       1,236,478


                 Municipal Securities Maturing:
                   Within one year                               130,000           819             --         130,819
                   After one year but within five years        1,398,810        77,226             --       1,476,036
                   After five years but within ten years       4,823,565       248,696             --       5,072,261
                   After ten years but within fifteen years    9,766,877       557,543             --      10,324,420
                   After fifteen years but within twenty years 3,025,933       172,956             --       3,198,889
                   After twenty years                          2,021,070        40,869         42,314       2,019,625

                Corporate Securities Maturing:
                   After one year but within five years        1,367,263        32,716             --       1,399,979
                   After five years but within ten years       4,487,738        73,035             16       4,560,757
                   After ten years but within fifteen years    2,100,000        11,640             --       2,111,640
                   After twenty years                          1,730,047       148,350             --       1,878,397

                Equity Securities (Preferred Stock in
                   U S Government Agencies):
                   Callable within one year                   21,055,811            --      2,899,811      18,156,000
                   Callable after 1 year but within
                     five years                                4,414,150       158,000             --       4,572,150
                   Callable after five years but within
                     ten years                                 1,000,000        30,000             --       1,030,000

                Other Equity Stock
                   After twenty years                            318,155        25,045             --         343,200
                                                            ------------   -----------      ---------      ----------
                          Total Available-for-Sale            64,667,993     1,649,644      2,942,141      63,375,496
                                                              ==========     =========      =========      ==========
             Held-to-Maturity:

                United States Government Agency Securities Maturing:
                   After one year but within five years        5,067,937         8,183             --       5,076,120
                   After five years but within ten years       3,977,933         9,040         89,045       3,897,928
                   After fifteen years but within twenty years   257,345            --          7,051         250,294

                Mortgage Backed Securities Maturing:
                   After five years but within ten years       6,503,942         5,187         25,641       6,483,488
                   After ten years but within fifteen years    3,187,836         8,956          2,685       3,194,107
                   After fifteen years but within twenty years   862,403         5,385             --         867,788
                   After twenty years                          4,919,759         9,982         41,536       4,888,205

                 Municipal Securities Maturing:
                   Within one year                               406,349           571             --         406,920
                   After one year but within five years        1,303,406           386          5,115       1,298,677
                   After ten years but within fifteen years      429,979        18,128             --         448,107

                Corporate Securities Maturing:
                   After one year but within five years        2,323,341        45,505             --       2,368,846
                   After five years but within ten years       1,086,789        41,987          5,363       1,123,413
                   After twenty years                          3,704,657       281,562         15,822       3,970,397
                                                             -----------    ----------     ----------     -----------

                          Total Held-to-Maturity              34,031,676       434,872        192,258      34,274,290
                                                              ==========    ==========      =========      ==========

          Securities called from investment securities available-for-sale for the periods ended December 31, 2004, 2003, and 2002 were $5,781,670, $5,932,581, and $8,923,573, respectively, resulting in gross gains of $0, $274, and $259,772, respectively. Calls on held-to-maturity securities for the periods ended December 31, 2004, 2003, and 2002 were $8,668,216, $8,495,000, and $2,041,000, respectively, resulting in gross gains of $0, $186, and $3,465, respectively.

Note 11  Continued
-------  ---------

          Securities sold under agreement to repurchase are offered to cash management customers as an automated, collateralized investment account. Under these transactions, securities are delivered to the counterparty's custody account. Securities held in custody accounts at December 31, 2004 and 2003 totaled $2,005,365 and $2,030,774, respectively.

Note 12   Commitments
-------   -----------

          In the normal course of business, State of Franklin Savings Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Savings Bank are as follows:

                                              December 31,   2004                      December 31, 2003
                                      ----------------------------------       --------------------------------------
                                       Fixed       Variable                        Fixed        Variable
                                        Rate         Rate           Total           Rate         Rate         Total
                                    ---------     ----------    ----------    ----------     ----------    ----------
       Mortgage Loans to Originate         --        715,250       715,250            --      1,700,520     1,700,520
       Construction Loans                  --     16,440,968    16,440,968            --     11,466,084    11,466,084
       Unsecured Lines of Credit           --        443,370       443,370            --        599,809       599,809
       Overdraft Protection Accounts  436,337             --       436,337       418,710             --       418,710
       Home Equity Lines of Credit         --      6,787,668     6,787,668            --      5,341,397     5,341,397
       Commercial Loans             1,832,529      8,231,280    10,063,809     1,663,219      9,133,999    10,797,218
                                   ----------     ----------    ----------    ----------     ----------    ----------
                                    2,268,866     32,618,536    34,887,402     2,081,929     28,241,809    30,323,738
                                    =========     ==========    ==========    ==========     ==========    ==========

          Commitments under standby letters of credit totaled approximately $88,000 and $212,000 at December 31, 2004 and 2003, respectively. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

          At December 31, 2004, the Savings Bank had an unused line of credit for funds purchases and daylight overdrafts with one bank. The line totals $2,000,000 and has a variable interest rate based on the lending bank's daily federal funds rate. The Savings Bank also has available lines of credit with the Federal Home Loan Bank up to $60,000,000 depending on the amount of loans and securities available that can be used as collateral.

         The Savings Bank is engaged in the sale of mortgage loans on the secondary market. These loans are sold outright and are not serviced by the Savings Bank. Loans originated for sale are under contract from the time the loans are closed and are held at cost on the general ledger. The Bank turns these loans within a one to two week period. The gain on the sale of these mortgage loans is as follows:

                                    2004              2003             2002
                               -------------      ------------     ------------

Selling Price                     21,612,537        51,490,655       27,651,336
Less: Carrying Value              21,164,716        50,493,861       27,141,803
      Loan Cost                      100,804           176,375          141,115
                               -------------      ------------     ------------
      Net Gain on Loans Sold         347,017           820,419          368,418
                               =============      ============     ============

          At December 31, 2004, 2003, and 2002, the Savings Bank had mortgage loans committed to be sold totaling $374,700, $413,179, and $2,447,752, respectively. Commitments to originate loans to be sold on the secondary market were $1,211,860, $5,116,152, and $8,397,051 at
          December 31, 2004, 2003, and 2002, respectively.

          The Savings Bank leases office space at the Browns Mill Road, Johnson City, branch location under an operating lease which is scheduled to expire on February 28, 2006 with an option to renew and extend for another three years. State of Franklin Real Estate also leases office space near the Browns Mill Road, Johnson City, branch location which extends through March 31, 2007 with an option to renew for an additional 3 years. The Savings Bank has one automobile lease that expires in April 2006. In addition, the Savings Bank and the Real Estate Company lease storage space at the Browns Mill Road, Johnson City, location under a month-to-month operating lease. Management expects as operating leases expire in the normal course of business, they will be renewed or replaced by leases on other properties at current market rental rates at the time of renewal. Approximate minimum future rentals to be paid under the cancelable and noncancelable leases for five years subsequent to December 31, 2004 are as follows:

                                                Noncancelable        Cancelable
         Years Ended                              Leases-              Leases-
         December 31,                          Building & Auto       Building
         -------------                         ---------------      ------------
            2005                                  105,803             20,184
            2006                                   64,500             20,184
            2007                                   13,491             20,184
            2008                                       --             20,184
            2009                                       --             20,184
                                               --------------       ------------
          Total Minimum Future Rentals            183,794             100,920
                                               ==============       ============

Note 13  Guaranteed Preferred Beneficial Interest in Subordinated Debentures
-------  -------------------------------------------------------------------

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

Note 14  Fair Value of Financial Instruments
-------  -----------------------------------

     The fair value of  financial  instruments  is disclosed to comply with SFAS
     No. 107, Disclosure about Fair Value of Financial Instruments. The following tables present estimates of fair value for the Savings Bank's financial instruments at December 31, 2004 and 2003:

                                                                                      Carrying              Fair
                                                                                       Amount               Value
                                                                                    -----------         ------------
         December 31, 2004:

         Financial Assets:
              Cash and Cash Equivalents                                              14,974,618          14,974,618
              Investment Securities                                                 103,353,283         103,514,751
              Loans                                                                 164,832,845         164,291,633
              Accrued Interest Receivable                                             1,490,634           1,490,634

         Financial Liabilities:
              Deposits                                                              214,155,593         214,190,536
              Advance Payments by Borrowers for Taxes and Insurance (Escrows)           110,328             110,328
              Accrued Interest on Deposits                                              136,476             136,476
              FHLB Advances                                                          46,180,671          45,564,629
              Preferred Beneficial Interest in Subordinated Debentures                8,000,000           8,000,000

         December 31, 2003:

         Financial Assets:
              Cash and Cash Equivalents                                              32,141,033          32,141,033
              Investment Securities                                                  97,407,172          97,649,786
              Loans                                                                 151,059,784         151,854,497
              Accrued Interest Receivable                                             1,366,640           1,366,640

         Financial Liabilities:
              Deposits                                                              221,992,486         222,615,134
              Advance Payments by Borrowers for Taxes and Insurance (Escrows)           103,632             103,632
              Accrued Interest on Deposits                                              141,757             141,757
              FHLB Advances                                                          36,210,071          37,843,293
              Preferred Beneficial Interest in Subordinated Debentures                8,000,000           8,000,000

     The carrying amounts in the preceding table are included in the consolidated statements of financial condition under the applicable captions. The contract or notional amounts of the Company's financial instruments with off-balance-sheet risk are disclosed in Note 12. No derivatives were held by the Company. It is not practicable to estimate the fair value of Federal Home Loan Bank stock because it is not marketable.
     The carrying amount of that investment is reported at cost in the consolidated statements of financial condition.

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

Note 14  Continued
-------  ---------

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

Note 15  Comprehensive Income
-------  --------------------

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, (SFAS No. 130), Reporting Comprehensive Income. This statement established standards for reporting and displaying comprehensive income and its components in a basic set of financial statements. the purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

     Reclassification adjustments are made to avoid counting in comprehensive income items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. For example, gains on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains in the period in which they arose must be deducted through other comprehensive income of the period in which they are included in net income to avoid including them in comprehensive income twice. Currently, components of other comprehensive income displayed in the financial statements relate solely to unrealized gains and losses on available-for-sale securities.

Note 16  Federal Income Tax
-------  ------------------

         A reconciliation between the effective income tax expense or benefit and the amount computed by multiplying the projected statutory federal income tax rate for the periods ended December 31, 2004, 2003 and 2002 is as follows:

                                                                          2004             2003             2002
                                                                       ---------        ---------         ---------
         Computed "Expected" Federal Tax                               1,191,523        1,157,318         1,287,474
         Effect of State Taxes                                           150,342          146,026           104,203
         Tax Exempt Interest                                          (  340,901)      (  305,978)       (  290,720)
         FHLMC  Dividends                                             (  178,672)      (  176,389)       (  283,036)
         Miscellaneous Other                                          (  165,971)      (   62,547)       (   57,491)
                                                                       ---------       ----------        ----------
         Provision for Income Taxes                                      656,321          758,430           760,430
                                                                       =========       ==========        ==========
         Current Income Tax Expense                                      819,770          832,041           850,535
         Deferred Income Tax (Benefit)                                (  163,449)      (   73,611)       (   90,105)
                                                                       ---------       ----------        ----------
         Provision for Income Taxes                                      656,321          758,430           760,430
                                                                       =========       ==========        ==========
         Deferred Tax Assets and Liabilities:
         Due to Reserve for Loan and Lease Losses                        725,232          850,903           742,108
         Due to Unrealized Losses on Investments                       1,244,647          494,897                 -
                                                                       ---------       ----------        ----------
              Deferred Tax Assets                                      1,969,879        1,345,800           742,108
                                                                       ---------       ----------        ----------
         Due to FHLB Dividends                                        (  242,236)      (  204,458)       (  169,274)
         Due to Unrealized Gains on Investments                                -                -        (  155,931)
                                                                       ---------       ----------        ----------
              Deferred Tax Liabilities                                (  242.236)      (  204,458)       (  325,205)
                                                                       ---------       ----------        ----------
         Deferred Tax Assets and Liabilities                           1,727,643        1,141,342           416,903
                                                                       =========       ==========        ==========

     In assessing the realizability of the related deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the projection for future taxable income over the periods which the deferred tax asset is deductible, at December 31, 2004, management believes it is more likely than not that the Savings Bank will realize the benefits of these deductible differences.

Note 17  Legal Proceedings
-------  -----------------

     The Company and its subsidiaries are periodically involved in legal proceedings that are generally incidental to their businesses. At December 31, 2004, there were no legal proceedings that were expected to have a material impact on the Company's financial statements.

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

         Earnings per Share Computation:

                                                                     2004                2003                 2002
                                                                  ----------           ---------          ---------
         Net Income                                                2,848,159           2,645,445          3,184,141

         Average Basic Shares Outstanding                          1,398,138           1,388,782          1,379,713
         Basic Earnings Per Share                                       2.04                1.90               2.31
                                                                        ====                ====               ====

         Net Income                                                2,848,159           2,645,445          3,184,141
         Average Basic Shares Outstanding                          1,398,191           1,388,782          1,379,713
         Dilutive Effect Due to Stock Options                        131,590             105,526             93,444
                                                                  ----------           ---------          ---------

         Average Shares Outstanding, as Adjusted                   1,529,781           1,494,308          1,473,157
         Diluted Earnings Per Share                                     1.86                1.77               2.16
                                                                        ====                ====               ====



Note 19  Condensed Parent Company Only Financial Statements
-------  --------------------------------------------------
         Statement of Financial Position

                                                                                     December 31,       December 31,
                                                                                        2004                 2003
                                                                                     -----------        -----------
                  Assets:
         Cash and Cash Equivalents                                                    8,510,947           8,522,421
         Investments - Available-for-Sale                                               370,775             343,200
         Investment in State of Franklin Leasing                                        653,255             585,204
         Investment in State of Franklin Savings Bank                                24,617,417          22,782,742
         Investment in State of Franklin Statutory Trust I                              248,000             248,000
         Interest Receivable                                                              7,267               9,818
         Trust Preferred Placement Cost, net of amortization                             92,000             140,000
         Accrued Tax Benefit                                                             57,672             130,943
         Other Assets                                                                     2,000                  --
                                                                                    -----------        ------------
                Total Assets                                                         34,559,333          32,762,328
                                                                                    ===========        ============
         Liabilities:

         Accounts Payable and Accrued Expenses                                           17,650              13,780
         Deferred Tax Liability                                                          20,149               9,590
                                                                                    -----------        ------------
                Total Liabilities                                                        37,799              23,370
                                                                                    -----------        ------------
         Guaranteed Preferred Beneficial Interest
             In Subordinated Debentures                                               8,248,000           8,248,000
                                                                                    -----------        ------------
         Stockholders' Equity:

         Common Stock, $1.00 Par Value,
            Authorized: 10,000,000 Shares; Issued: 1,465,512 Shares                   1,465,512           1,465,512
         Paid-In Capital                                                             14,251,461          14,251,461
         Accumulated Other Comprehensive Income                                     ( 2,005,925)       (    797,592)
         Retained Earnings                                                           13,204,733          10,356,572
         Less: Employee Stock Ownership                                             (   642,247)       (    784,995)
                                                                                    -----------        ------------
                Total Stockholders' Equity                                           26,273,534          24,490,958
                                                                                     ----------        ------------
                    Total Liabilities and Stockholders' Equity                       34,559,333          32,762,328
                                                                                     ==========        ============
         Statement of Income
                                                                                    Period Ended       Period Ended
                                                                                    December 31,        December 31,
                                                                                        2004                2003
                                                                                    ------------       -------------
         Interest Income                                                                148,619             190,063

         Interest Expense                                                           (   461,005)        (   433,863)
         Other Operating Expenses                                                   (   137,970)        (   142,881)
                                                                                     ----------          ----------
         Income (Loss) before Income Taxes and Equity
           in Undistributed Earnings of Subsidiaries                                (   450,356)        (   386,681)
         Provision for Income Taxes (Benefit)                                       (   170,440)        (   149,179)
                                                                                     ----------          ----------
                  Income (Loss) before Equity in Undistributed Earnings
                    of Subsidiaries                                                 (   279,916)        (  237,502)

         Equity in undistributed Earnings of Subsidiaries                             3,128,075           2,882,947
                                                                                      ---------           ---------
         Net Income                                                                   2,848,159           2,645,445
                                                                                      =========           =========

Note 19  Continued
-------  ---------

         Statement of Cash Flows
                                                                                 Period Ended         Period Ended
                                                                                  December 31,         December 31,
                                                                                      2004                2003
                                                                                 -------------        ------------
         Cash Flows from Operating Activities
                Net Income                                                          2,848,159           2,645,445
                Items Not Affecting Cash and Cash Equivalents:
                Equity in Undistributed Earnings of Subsidiaries                   (3,128,075)        ( 2,882,947)
                (Increase) Decrease in Accrued Tax Benefit                             73,271         (   112,778)
                (Increase) (Decrease) in Accounts Payable                               3,872         (     1,807)
                Amortization Expense                                                   48,000              48,000
                Earned ESOP Shares                                                    142,748             273,455
                (Increase) Decrease in Accounts Receivable                              2,551               3,005
                (Increase) in Other Assets                                         (    2,000)                 --
                                                                                   -----------        ------------
                    Net Cash (Used) by Operating Activities                        (   11,474)        (    27,627)
                                                                                   -----------        ------------
         Cash Flows from Investing Activities
                Purchase of Available-for-Sale Investments                                 --         (   303,080)
                                                                                   -----------        -----------

                    Net Cash (Used) by Investing Activities                                --         (   303,080)
                                                                                   -----------        ------------

                    Net (Decrease) in Cash and Cash Equivalents                    (   11,474)        (   330,707)

         Cash and Cash Equivalents at Beginning of Period                           8,522,421           8,853,128
                                                                                   -----------        ------------

                    Cash and Cash Equivalents at End of Period                      8,510,947           8,522,421
                                                                                   ===========        ============

Note 20  Temporary Impairment of Investments
-------  -----------------------------------

     Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

         December 31, 2004

                                                     Less than Twelve Months        Twelve Months & Over
                                                         Gross                         Gross
                                                       Unrealized     Fair           Unrealized        Fair
                                                         Losses      Value             Losses         Value
                                                       --------     ---------        ----------     ----------
                  Available-for-Sale
                  U.S. Government Agencies                  327     1,003,030                --             --
                  Municipal Securities                       --            --            28,590        820,478
                           Marketable Equity Securities  98,688     2,414,150         4,730,734     21,066,634
                                                       --------     ---------         ---------     ----------
                           Total Available-for-Sale      99,015     3,417,180         4,759,324     21,887,112
                                                       ========     =========         =========     ==========
                   Held-to-Maturity
                   US Government Agencies               124,624     4,980,275            19,179      1,002,335
                   Mortgage Backed Securities            14,457     7,083,026            52,248      4,878,529
                   Municipal Securities                   8,677       961,646                --             --
                   Corporate Securities                  48,085     5,512,355            20,510        540,563
                                                       --------    -----------        ---------     ----------
                   Total Held-to-Maturity               195,843    18,537,302            91,937      6,421,427
                                                       ========    ===========        =========     ==========

State of Franklin Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003, and 2002


Note 20  Continued
-------  ----------

         December 31, 2003
         -----------------

                                                      Less than Twelve Months          Twelve Months & Over
                                                         Gross                          Gross
                                                      Unrealized     Fair             Unrealized        Fair
                                                        Losses       Value              Losses          Value
                                                       --------    ----------         ---------      ---------

                  Available-for-Sale
                    Municipal Securities                    --             --            42,314        882,980

                    Corporate Securities                    16        101,893                --             --
                    Marketable Equity Securities     1,744,811     12,311,000         1,155,000      5,845,000
                                                     ---------     ----------         ---------      ---------

                           Total Available-for-Sale  1,744,827     12,412,893         1,197,314      6,727,980
                                                     =========     ==========         =========      =========

                   Held-to-Maturity
                   US Government Agencies               96,095      2,139,182                --             --
                   Mortgage Backed Securities           69,863      9,382,936                --             --
                   Municipal Securities                  5,115      1,137,970                --             --
                   Corporate Securities                 21,185      1,107,002                --             --
                                                      --------    -----------        ----------     ----------

                   Total Held-to-Maturity              192,258     13,767,090                --             --
                                                       =======     ==========        ==========     ==========

     Management believes all unrealized losses as of December 31, 2004 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. Management does not anticipate selling the securities for losses, and State of Franklin has sufficient cash, investments with unrealized gains and unused lines of credit to provide resources to meet liquidity needs.

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


/s/ Charles E. Allen, Jr.                     /s/ Randal R. Greene
-------------------------                     -----------------------
Charles E. Allen, Jr.                         Randal R. Greene

Chairman of the Board of Directors            President
  and Chief Executive Officer


--------------------------------------------------------------------------------

   1907 North Roan Street - P.O. Box 940 - Johnson City, Tennessee 37605-0940
                    (423) 926-3300 - Facsimile (423)232-4448

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 8A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. State of Franklin's Chief Executive Officer and its President (principal accounting and financial officer) have evaluated the effectiveness of the design and operation of State of Franklin's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the last day of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the President have concluded that State of Franklin's disclosure controls and procedures are effective.

     (b) Changes in Internal Controls. There have not been any significant changes in State of Franklin's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

                    Information about the Board of Directors

Role of the Board

     Pursuant to Tennessee law, our business, property and affairs are managed under the direction of our Board. The Board has responsibility for establishing broad corporate policies and for our overall performance and direction, but is not involved in day-to-day operations. Members of the Board keep informed of our business by participating in Board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with our executive officers.

Board Structure

     Our bylaws provide that the Board shall consist of no fewer than five nor more than 25 members. The Board is currently limited to 12 members by Board resolution. The directors are divided into three classes, each of which is equal in number. The directors in each class hold office for staggered terms of three years each. Staggered terms make it more difficult for shareholders, including those holding a majority of our common stock, to force an immediate change in the composition of a majority of the board of directors. Since the terms of only one-third of the incumbent directors expire each year, two annual meetings of shareholders would be required to change a majority of the directors, provided that no directors resigned, were removed, or died during their terms of office and the vacancies created thereby were not filled by an affirmative vote of majority of the board of directors.

2004 Board Meetings

     During 2004, the Board held 7 meetings. Our directors also serve as directors of State of Franklin Savings Bank. The board of directors of State of Franklin Savings Bank held 12 meetings in 2004. During 2004, no director attended less than 75% of the meetings held by the Board or by any committee on which he served.

Board Committees

     The Board has two committees: the Audit Committee and the Nominating Committee.

     The Audit Committee, consisting of directors Perry, Cheek, Gross, Jeanes and Allen, Sr., is responsible for the review and evaluation of our internal controls and accounting procedures. It also periodically reviews audit reports with our independent auditors and recommends the annual appointment of auditors. The Audit Committee met 6 times during 2004. The Board has adopted a written charter for the Audit Committee. For more information about the Audit Committee, please see the section called "Report of the Audit Committee of the Board of Directors."

     The entire Board acts as Nominating Committee for the nomination of members of the Board. The Board has not adopted a Nominating Committee Charter. The Board met one time in its capacity as the Nominating Committee during 2004. The Board does not believe a separate nominating committee is necessary because of our size and because a majority of the Board is independent. The Board has no set procedures or policy on the selection of nominees or evaluation of shareholder recommendations as it has historically considered these issues on a case-by-case basis. The Board will consider shareholder recommendations for director nominees that are properly received in accordance with our bylaws and the applicable rules and regulations of the Securities and Exchange Commission.

Director Compensation

     Each director receives a quarterly retainer of $1,615, as well as a $1,350 quarterly retainer from the Savings Bank and $300 for each Board meeting he attends. Each director also receives a $150 fee for each Committee meeting he attends.

Shareholder Communications with the Board

     Shareholders desiring to communicate with the Board should e-mail their communications to board@sofb.com. The communications will be reviewed by an independent member of the Board who will make a determination as to how to proceed.

Item 10.  Executive Compensation

                             Executive Compensation

     The following table sets forth the aggregate cash compensation we paid to our Chairman and Chief Executive Officer and our President. We did not pay any other executive officer cash compensation in excess of $100,000 for the years ended December 31, 2004, 2003 and 2002.

                           Summary Compensation Table

                                                                                               Long Term
                                                              Annual Compensation             Compensation
                                                              -------------------             ------------
                                                                                          Securities Underlying
               Name and Position                  Year     Salary ($)       Bonus($)(1)      Options/SARs(#)
               -----------------                  ----     ----------       -----------     ----------------
Charles E. Allen, Jr............................  2004     227,853 (2)                         18,779 (2)
Chairman and Chief Executive Officer              2003     211,636 (3)                         18,896 (3)
                                                  2002     253,177 (4)            (5)          25,117 (4)

Randal R. Greene................................  2004     174,600         31,666 (6)           1,712 (6)
President                                         2003     168,000         35,280                  --
                                                  2002     160,000         40,000                  --

-----------------------

     (1) Salary and bonus amounts reflect amounts earned during the stated fiscal year, even if paid in the subsequent fiscal year. All amounts have been restated to reflect this position.

     (2) Does not include $56,963 in cash compensation in lieu of which Mr. Allen elected to receive stock options to purchase 18,779 shares. The options were granted for 2004.

     (3) Does not include $52,909 in cash compensation in lieu of which Mr. Allen elected to receive stock options to purchase 18,896 shares. The options were granted for 2003.

     (4) Does not include $63,294 in cash compensation in lieu of which Mr. Allen elected to receive stock options to purchase 25,117 shares. The options were granted for 2002.

     (5) Mr. Allen elected to receive stock options to purchase 15,823 shares of common stock in lieu of his 2001 bonus of $39,875. The options were granted on March 15, 2002.

     (6) Does not include $4,999 in cash compensation in lieu of which Mr. Greene elected to receive stock options to purchase 1,712 shares. The options were granted for 2004.

                        Option Grants in Last Fiscal Year

                                                          % of total options
                                     Number of shares    granted to employees      Exercise      Expiration
               Name                 underlying options      in fiscal year       price ($/sh)       Date
               ----                 ------------------      --------------       -----------        ----
         Charles E. Allen, Jr.(1).......   3,553                 91.6%              20.00           2014
                                           7,659                 91.6%              22.00           2014
                                           7,567                 91.6%              25.25           2015

         Randal R. Greene (2)...........   1,712                  8.4%              25.25           2015

(1) Mr. Allen elected to receive stock options in lieu of a portion of his cash compensation in 2004.

(2) Mr. Greene elected to receive stock options in lieu of a portion of his cash compensation in 2004.


Aggregated Option/SAR Exercises in Last Fiscal Year And Fiscal Year-End Option/SAR Values

     The following table discloses information regarding stock options held at the end of or exercised in the year 2004 for each of the executive officers.

                             Shares                       Securities underlying           Value of unexercised
                          acquired on       Value          unexercised options            in-the-money options
         Name             exercise(1)    realized (1)      at December 31, 2004         at December 31, 2004 (2)
         ----             -----------    ------------      --------------------         ------------------------
                                                       Exercisable   Unexercisable    Exercisable    Unexercisable
                                                       -----------   -------------    -----------    -------------
Charles E. Allen, Jr.         ---            ---          88,632         56,498        $ 918,558       $247,702
Randal R. Greene ....         ---            ---          70,379          3,704         $820,417       $ 34,260

-----------------

(1) As of December 31, 2004, no options have been exercised by the executive officers under the Stock Incentive Plan.

(2) Based on the appraised value of $22.75 per share of our common stock as of December 31, 2004.

                      Equity Compensation Plan Information

     The table below includes information with respect to shares subject to outstanding options granted under our equity compensation plans.

                                                          (A)                 (B)                 (C)
                                                       Number of                              Number of securities
                                                    securities to be       Weighted        remaining available for
                                                      issued upon          average          future issuance under
                                                      exercise of       exercise price    equity compensation plans
                                                      outstanding       of outstanding      (excluding securities
                      Plan Category                     options            options         reflected in Column A)
                      -------------                     -------            -------         ----------------------
        Equity compensation plans approved by
        shareholders..............................   349,234                $13.38              150,766

        Equity compensation plans not approved
        by shareholders...........................       -0-                                        -0-

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                        State of Franklin Stock Ownership

     The following table sets forth certain information regarding the ownership of the common stock as of March 29, 2005, for (i) each person who owns more than 5% of the common stock, (ii) each director and the executive officers who are listed in the executive compensation tables, and (iii) all executive officers and directors as a group.

                                                          Amount and Nature
                                                            of Beneficial        Percent
           Name of Beneficial                              Ownership        of Class(1)
Owner                                                     (Number of Shares)
Charles E. Allen, Jr.(2)(3).............................    224,823               14.25
Charles E. Allen, Sr., M.D.(4)..........................     39,169                2.62
Vance W. Cheek(5).......................................     15,669                1.05
Kenneth E. Cutshall, M.D.(4)............................     56,810                3.80
Randal R. Greene(3)(10).................................    154,225                9.94
Stephen K. Gross(6).....................................     33,488                2.25
Alan R. Hubbard(7)......................................     10,200                   *
Donald R. Jeanes(4).....................................     17,069                1.14
Verrill M. Norwood, Jr.(8)..............................     46,169                3.09
Cameron E. Perry(5).....................................     18,169                1.22
Richard S. Venable(4)...................................     22,569                1.51
Henry J. Williams, Jr., M.D.(4).........................     67,939                4.55

Directors and executive officers as a group (12
persons)(9).............................................    661,658               37.78

State of Franklin Savings Bank Employee Stock Ownership
Plan....................................................    186,829               12.61

---------------------
*        Less than 1%

(1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 1,481,462 shares issued and outstanding on March 31, 2005. Options to purchase 270,029 shares are exercisable or become exercisable within 60 days of March 31, 2005. These shares issuable under options are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by each person to whom a portion of these options relate but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(2) Includes 73,719 shares issuable within 60 days of March 31, 2004 upon the exercise of options.

(3) Includes 44,641 shares held by the State of Franklin Savings Bank Employee Stock Ownership Plan for which Mr. Allen and Mr. Greene serve as co-trustees.

(4) Includes 12,169 shares issuable within 60 days of March 31, 2005 upon the exercise of options.

(5) Includes 8,169 shares issuable within 60 days of March 31, 2005 upon the exercise of options.

(6) Includes 9,169 shares issuable within 60 days of March 31, 2005 upon the exercise of options.

(7) Includes 5,500 shares issuable within 60 days of March 31, 2005 upon the exercise of options.

(8) Includes 11,169 shares issuable within 60 days of March 31, 2005 upon the exercise of options.

(9) Includes 270,029 shares issuable upon the exercise of options granted under the Stock Incentive Plan and 44,641 shares held by the State of Franklin Savings Bank Employee Stock Ownership Plan.

(10) Includes 70,379 shares issuable within 60 days of March 31, 2005 upon the exercise of options.

     Messrs. Charles E. Allen, Jr. and Randal R. Greene serve as executive officers and directors.

Item 12. Certain Relationships and Related Transactions

           Transactions with Executive Officers, Directors and Others

     We have had and expect to have in the future banking and other business transactions in the ordinary course of our banking business with directors, officers, and 10% beneficial owners of our common stock and their affiliates, including members of their families, or corporations, partnerships, or other organizations in which the officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Any of these banking transactions will not involve more than the normal risk of collectability nor present other unfavorable features to us or State of Franklin Savings Bank.

     State of Franklin Savings Bank leases office space from a partnership, Allen and Allen. Charles E. Allen, Jr., the Chairman of our Board and Charles E. Allen, Sr., M.D., a director, are principals in Allen and Allen. The 3,000 square foot building houses the Browns Mill Road branch. The annual rent is $13. 49 per square foot or $40,470. This amount includes taxes, insurance and maintenance. Also, State of Franklin Real Estate, Inc. leases a 4,000 square foot suite with road frontage from Allen and Allen at $13.49 per square foot and an additional 2,500 square foot suite for $6.00 per square foot. These amounts include taxes, insurance and maintenance.

Item 13.  Exhibits

         Exhibit No.       Description
         ----------        -----------
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

Item 14.  Principal Accountant Fees and Services

                                 Audit Committee

The Audit Committee is composed of five directors: Perry, Cheek, Gross, Jeanes and Allen, Sr. Although our common stock is not listed on the New York Stock Exchange, we have adopted the definition of an "independent director" provided in the NYSE rules. Under this definition, all of the members of the Audit Committee are independent directors except for Charles E. Allen, Sr., M.D., who is the father of Charles E. Allen, Jr., our Chairman of the Board.

     The functions of the Audit Committee include:

o    recommending to the Board the appointment of independent auditors;

o approving the scope of audits and other services to be performed by the independent and internal auditors; and

o reviewing the results of internal and external audits, the accounting principles applied in financial reporting and the adequacy of financial and operational controls.

                                   Audit Fees

     The table below sets out the fees we paid to Baylor and Backus, our principal independent auditors, for 2003 and 2004.

                                             2003          2004
                                             ----          ----
 Audit fees..............................  $38,000       40,000
 Audit-related fees......................        0            0
 Tax fees................................    4,000        4,000
 All other fees..........................        0            0
                                          --------     --------
 Total ..................................  $42.000      $44,000

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STATE OF FRANKLIN BANCSHARES, INC.


                                          By: /s/ Charles E. Allen
                                              ----------------------------------
                                              Chairman of the Board

                                          Date: March 25, 2005

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Capacity                                                    Date
---------                           ---------                                                 -------

/s/Chares E. Allen, Jr.       Chairman of the Board, Director                              March 25, 2005
----------------------------  (principal executive, financial, and accounting officer)

/s/Randal R. Greene           President, Director                                          March 25, 2005
----------------------------

/s/Stephen Gross              Director                                                     March 25, 2005
----------------------------

/s/Donald R. Jeanes           Director                                                     March 25, 2005
----------------------------

/s/Henry J. Williams, M.D.    Director                                                     March 25, 2005
----------------------------

/s/Kenneth E. Cutshall, M.D.  Director                                                     March 25, 2005
----------------------------

/s/Charles E. Allen, Sr.      Director                                                     March 25, 2005
----------------------------

/s/Richard S. Venable         Director                                                     March 25, 2005
----------------------------

/s/Verrill M. Norwood, Jr.    Director                                                     March 25, 2005
----------------------------

/s/Cameron E. Perry           Director                                                     March 25, 2005
----------------------------

/s/Vance W. Cheek             Director                                                     March 25, 2005
----------------------------

/s/Alan R. Hubbard            Director                                                     March 25, 2005
----------------------------