Form 10QSB
period 2005-03-31
STATE OF FRANKLIN BANCSHARES INC
filed 2005-05-12
CIK 1066626

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]                     QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 2005
                                               --------------------
                                       OR

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

                                    YES   X      NO
                                        ----

                                       1,481,462
                      ------------------------------------------
       (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 10, 2005)


            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES          NO    X
                                               ----

                        STATE OF FRANKLIN BANCSHARES, INC

                                      INDEX
                                      -----

PART I.        FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                                     PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                            4
                     THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) AND 2004 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   5
                     THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2004 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        6
                     THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) AND 2004 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                10

         ITEM 3.  CONTROLS AND PROCEDURES                                                     16



PART II.   OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                           17

        ITEM 2.   CHANGES IN SECURITIES                                                       17

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                              17

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         17

        ITEM 5.   OTHER INFORMATION                                                           17

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            17


PART 1  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                             STATE OF FRANKLIN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  MARCH 31,         DECEMBER 31,
                             ASSETS                           2005 - UNAUDITED     2004 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   5,423,877          5,564,907
Federal Funds Sold                                                     150,000          7,130,000
Short-Term Interest Bearing Deposits                                 6,463,994          2,279,711
-------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                  12,037,871         14,974,618
-------------------------------------------------------------------------------------------------
Investments - HTM
   (Estimated Market 2005 - $47,987,392 and 2004 - $49,864,335)     48,418,121         49,702,867
Investments - AFS                                                   52,519,998         53,650,416
Loans Held for Sale                                                          -            374,700
Loans and Leases Receivable                                        172,186,889        164,458,145
   Less: Allowance for Loan and Lease Losses                      (  1,662,695)       ( 1,601,332)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                170,524,194        162,856,813
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,564,443          1,490,634
Land, Buildings & Equip at Cost Less Accum Depr
   of $2,779,578 in 2005 and $2,643,828 in 2004                      7,832,812          7,468,710
Prepaid Expense and Accounts Receivable                                145,916            175,816
Deferred Tax Assets                                                  1,637,514          1,727,642
FHLB Stock                                                           2,480,500          2,453,300
Investment in Service Bureau at Cost                                   815,009            815,009
Other Real Estate Owned                                                884,656            891,413
Other Assets                                                            98,958            124,241
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 298,959,992        296,706,179
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $  16,087,550         15,371,046
Interest-Bearing Deposits                                          199,629,711        198,784,547
Advances to Borrowers for Taxes and Insurance                          200,445            110,328
Accrued Interest on Deposits                                           211,732            136,476
Accrued State and Federal Taxes                                    (     9,291)       (   149,118)
Other Accounts Payable and Accrued Expenses                            595,568            784,704
Repurchase Agreements                                                  507,218          1,024,608
FHLB Long-Term Advances                                             46,173,200         46,180,671
Deferred Credits on REO                                                189,384            189,384
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 263,585,517        262,432,646
-------------------------------------------------------------------------------------------------

Guaranteed Preferred Beneficial Interest in
   Subordinated Debentures                                           8,000,000          8,000,000

STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,481,462          1,465,512
Paid-in Capital                                                     14,598,374         14,251,461
Accumulated Other Comprehensive Income                             ( 1,859,999)       ( 2,005,925)
Retained Earnings                                                   13,759,842         13,204,732
  Less: Employee Stock Ownership                                   (   605,204)       (   642,247)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  27,374,475         26,273,533
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 298,959,992        296,706,179
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------------
INTEREST INCOME:                                      2005 - UNAUDITED  2004 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                              $    2,719,054         2,443,632
Other Interest Income                                        1,157,193         1,143,814
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 3,876,247         3,587,446
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                           928,320         1,059,974
Interest on Repurchase Agreements                                2,082             2,588
Interest on Short-Term Debt                                        403               (20)
Interest on Long-Term Debt                                     519,084           463,128
Interest on Subordinated Debentures                            135,731           108,287
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                1,585,620         1,633,957
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           2,290,627         1,953,489
PROVISION FOR LOAN LOSSES                                      (60,000)          (10,000)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            2,230,627         1,943,489
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 149,033           118,910
Net Gain on Loans Sold                                          54,905            72,349
Realized Gain on Securities                                          -                 -
Real Estate Sales Commission Income                            100,670            55,281
Insurance Commission Income                                      9,527            11,324
Rental Income, Net                                              14,909            21,014
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                      329,044           278,878
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              869,491           717,953
Occupancy Expenses                                             122,062            98,424
Furniture and Equipment Expense                                118,879           123,748
Advertising                                                    113,260            63,424
Data Processing Expense                                        165,418           162,115
Other Operating Expenses                                       439,987           327,506
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  1,829,097         1,493,170
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                                730,574           729,197
PROVISION FOR INCOME TAXES                                    (175,463)         (176,766)
----------------------------------------------------------------------------------------
       NET INCOME                                       $      555,111           552,431
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                 $         0.39              0.40
  DILUTED                                                         0.35              0.37
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,424,947         1,395,814
  DILUTED                                                    1,568,311         1,512,433
========================================================================================


The accompanying notes are an integral part of the consolidated financial statements.



                       STATE OF FRANKLIN BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2004 (AUDITED)


                                                               Accumulated
                                                                  Other                 Employee
                                      Common        Paid-In   Comprehensive  Retained     Stock
                                      Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------   ------------
Balance at December 31, 2003           1,465,512   14,251,461  (  797,592) 10,356,572   ( 784,995)     24,490,958

ESOP Shares Allocated                         --           --          --          --     142,748         142,748

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
          (Net of $764,826 Income Tax)        --           --  (1,232,308)         --          --      (1,232,308)
      Less: Reclassification Adjustment
          (Net of $14,880 Tax Benefit)        --           --      23,975          --          --          23,975
                                                                                                     ------------
                                                                                                       (1,208,333)

  Net Income                                  --           --          --   2,848,159          --       2,848,159
                                                                                                     ------------
        Total Comprehensive Income            --           --          --          --          --       1,639,826
                                    ------------   ----------   ---------  ----------  ----------    ------------
Balance at December 31, 2004           1,465,512   14,251,461  (2,005,925) 13,204,731   ( 642,247)     26,273,532

Net Proceeds
  From Sale of Stock                      15,950      346,913          --          --          --         362,863

ESOP Shares Allocated                         --           --          --          --      37,043          37,043

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
         (Net of $90,422 Income Tax)          --           --     145,691          --          --         145,691
      Less: Reclassification Adjustment
         (Net of $146 Income Tax)             --           --         235          --          --             235
                                                                                                     ------------
                                                                                                          145,926

  Net Income                                  --           --          --     555,111          --         555,111
                                                                                                     ------------
        Total Comprehensive Income            --           --          --          --          --         701,037
                                    ------------   ----------   ---------  ----------   ---------    ------------
Balance at March 31, 2005              1,481,462   14,598,374  (1,859,999) 13,759,842   ( 605,204)     27,374,475
                                    ============   ==========   =========  ==========   ==========   ============


The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                               2005 - UNAUDITED  2004 - UNAUDITED
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $     555,111          552,431
  Items Not Affecting Cash:
    Depreciation                                                                        135,750          144,488
    (Increase) Decrease in Accrued Interest                                             (73,809)        (116,331)
    Deferred Income Taxes (Benefit)                                                      13,134           24,716
    Provision for Loan and Lease Losses                                                  60,000           10,000
    (Increase) Decrease in Prepaid Expenses and Accounts Receivable                      29,900          (67,734)
    Increase (Decrease) in Interest Payable                                              75,256           (5,219)
    Increase in State and Federal Taxes Payable                                         139,827          102,644
    Increase (Decrease) in Other Accounts Payable and Accrued Expenses                 (189,136)          44,475
    Increase Decrease) in Deferred Loan Fees, Net                                         9,699           (5,898)
    Realized (Gain) on Securities                                                             -                -
    Discount Accretion                                                                  (68,723)         (48,389)
    Premium Amortization                                                                163,680          141,098
    Increase in Deferred Gain on Sale of REO                                                  -           25,783
    Earned ESOP Shares                                                                   37,043           34,890
    FHLB Stock Dividends                                                                (27,200)         (23,400)
    Net (Increase) Decrease in Loans Held for Sale                                      374,700         (982,062)
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,235,232         (168,508)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Held-to-Maturity Investments                                                    -      (17,103,992)
  Purchase of Available-for-Sale Investments                                                  -                -
  Proceeds from Maturities of Held-to-Maturity Investments                              100,000        4,405,000
  Proceeds from Maturities of Available-for-Sale Investments                          1,135,000          130,000
  Principal Payments on Mortgage-backed Securities - HTM                              1,081,145          959,790
  Principal Payments on Mortgage-backed Securities - AFS                                252,534          613,547
  (Increase) in Loans Receivable, Net                                                (7,730,593)        (478,065)
  Purchases of Premises and Equipment                                                  (499,852)        (682,947)
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                          (5,661,766)     (12,156,667)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                            1,561,668        7,626,128
  Net Increase in Advances by Borrowers for Taxes and Insurance                          90,117           76,290
  Net Increase in Repurchase Agreements                                                (517,390)         559,164
  Issuance of Common Stock                                                              362,863                -
  Repayment of FHLB Advances                                                             (7,471)          (7,359)
  Proceeds from FHLB Advances                                                                 -       10,000,000
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,489,787       18,254,223
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (2,936,747)       5,929,048
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                        14,974,618       32,141,033
-----------------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  12,037,871       38,070,081
=================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in Unrealized Gain on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $     145,926          355,736
Acquisition of Real Estate Property through Foreclosure of Related Loans          $      32,857           31,848
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $      58,180           99,525
    Interest                                                                      $   1,510,364        1,639,176
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


NOTE 2   BASIS OF PREPARATION
------  ----------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the three months ended March 31, 2005 is not necessarily indicative of the results which may be expected for the entire year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2004.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the March 31, 2005 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

     Fixed assets at March 31, 2005, and December 31, 2004 are summarized as follows:

                                                          2005          2004
                                                      -----------   -----------
     Land                                               1,580,000     1,580,000
     Buildings and Leasehold Improvements               5,349,356     5,082,535
     Furniture, Fixtures and Equipment                  3,683,034     3,450,003
                                                      -----------   -----------
                                                       10,612,390    10,112,538
     Less:  Accumulated Depreciation                    2,779,578     2,643,828
                                                      -----------   -----------
                                                        7,832,812     7,468,710
                                                      ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------    ------------------

     Loans receivable at March 31, 2005 and December 31, 2004, consist of the following:


                                                   2005             2004
                                              --------------   --------------
  First Mortgage Loans                           52,168,456       51,639,109
  Construction Loans                             31,514,176       27,146,299
  Consumer Loans                                 14,755,099       14,407,548
  Commercial Loans                               71,155,461       69,267,247
  Credit Line Advances                            1,514,337          870,529
  Lease Finance                                   1,343,529        1,381,883
                                             ---------------  ---------------
    Gross Loans and Leases Receivable           172,451,058      164,712,615
                                             ---------------  ---------------
  Less:
    Net Deferred Loan Origination Fees          (   264,169)     (   254,470)
    Accumulated General Loan Loss Allowance     ( 1,662,695)     ( 1,601,332)
                                             ---------------  ---------------
                                                ( 1,926,864)     ( 1,855,802)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              170,524,194      162,856,813
                                             ===============  ===============

An analysis of the allowance for loan and lease losses at March 31, 2005 and December 31, 2004 is as follows:

                                                    2005             2004
                                              --------------   --------------
    Balance - Beginning of Period                 1,601,332        1,870,279
    Provision for Loan and Lease Losses              60,000       (   62,000)
    Loans and Leases Charged-Off                          -       (  212,947)
    Charged-Off Loan and Lease Recoveries             1,363            6,000
                                              --------------   --------------
    Balance - End of Period                       1,662,695        1,601,332
                                              ==============   ==============

At March 31, 2005 the Company had non-accrual loans and leases totaling $1,209,000 which included $18,000 in impaired loans compared with $1,261,000 and $18,000, respectively, at December 31, 2004. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual agreement. The total allowance for loan losses allocated to impaired loans was $14,000 at March 31, 2005 and December 31, 2004. No interest income on impaired loans was recognized for the periods ending March 31, 2005 and December 31, 2004. The Company had no loans or leases 90 days or more past due and still accruing and no restructured loans at March 31, 2005.

NOTE  6     FEDERAL REGULATION
-------     ------------------

     The capital ratios for State of Franklin Savings Bank are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands  (Reviewed)             Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of March 31, 2005:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        26,269    12.20%    >=21,540   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        24,803    11.51%    >=12,924    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       24,803     8.41%    >=14,746    5.0%

As of December 31, 2004:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        25,178    12.08%    >=20,850   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        23,772    11.40%    >=12,510    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       23,772     7.98%    >=14,891    5.0%


The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  -----------------
In Thousands  (Reviewed)             Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------
As of March 31, 2005:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        36,374     16.84%   >=21,601    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        34,711     16.07%   >=12,961     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       34,711     11.74%   >=14,788     5.0%

As of December 31, 2004:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        34,938     16.71%   >=20,908    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        33,337     15.94%   >=12,545     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       33,337     11.16%   >=14,935     5.0%

NOTE 7     EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------

     EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has an employee stock ownership plan (the "ESOP") for those employees who meet the eligibility requirements of the plan. The ESOP was established in 1997. The ESOP currently has two loans established for the purpose of purchasing shares in the Company for the plan.

     In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at March 31, 2005 was $605,204. In November 2001, the Company also granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term.
     Interest is paid monthly with principal payments made as funds are available. At March 31, 2005, no balances were outstanding for advances on the line of credit.

     Shares owned by the ESOP at March 31, 2005 totaled 186,829. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:

                                                         March 31,  December 31,
                                                            2005           2004
                                                    -------------  -------------
      Number of Shares
        Released and Allocated since Inception            46,073         46,073
        Suspense                                          44,641         44,641

      Fair Value
        Released and Allocated since Inception         1,163,343      1,013,606
        Suspense                                       1,127,185        982,102

     The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's contributions to the ESOP are as follows:

                                                        March 31,   December 31,
                                                           2005           2004
                                                    -------------  -------------
      Compensation Expense                                111,000        444,000
      Contributions                                       111,000        444,000

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

     STOCK OPTION PLANS
                                                                                           Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2005        94,014    88,323     $12.79
                                                 During 2005             7,000     7,000     $25.25
     Options Granted - Management                January 1, 2005       249,423   193,011     $13.43
                                                 During 2005             9,279     5,384     $25.25
                                                                       -------   -------
     Options Outstanding - March 31, 2005                              359,716   293,718     $13.80
                                                                       =======   =======

NOTE 8     DEPOSITS
-------   ----------

     Deposit balances are summarized as follows:

                                            March 31, 2005              December 31, 2004
                                    -----------------------------  -----------------------------
                                       Rate     Amount    Percent    Rate      Amount    Percent
                                    ------- -----------  --------  ------- -----------  --------
     Passbook                          1.26  56,049,919     25.98     1.13  72,157,046     33.69
     Interest-Free Checking              --  16,087,550      7.46       --  15,371,046      7.18
     NOW                                .25  17,536,005      8.13      .25  20,439,053      9.54
     Money Market Deposit              1.17  20,476,991      9.49     1.07  22,156,509     10.35
                                            -----------  --------          -----------  --------
                                            110,150,465     51.06          130,123,654     60.76
                                            -----------  --------          -----------  --------
     Fixed Term Certificate Accounts
      Balances $100,000 or greater     3.17  30,715,176     14.24     2.84  22,745,289     10.62
      Balances less than $100,000      2.95  74,851,620     34.70     2.66  61,286,650     28.62
                                            -----------  --------          -----------  --------
                                            105,566,796     48.94           84,031,939     39.24
                                            -----------  --------          -----------  --------
                                            215,717,261    100.00          214,155,593    100.00
                                            ===========  ========          ===========  ========

The contractual maturity of certificate accounts at March 31, 2005 and December 31, 2004, is as follows:

         Period Ending March 31, 2005              Year Ending December 31, 2004
       --------------------------------            -----------------------------
          2005             42,862,714                2005            52,996,714
          2006             38,930,372                2006            20,586,376
          2007             17,981,269                2007             4,800,025
          2008              4,263,265                2008             4,138,797
          2009 and After    1,529,176                2009 and After   1,510,027
                          -----------                                ----------
                          105,566,796                                84,031,939
                          ===========                                ==========

NOTE 9     FEDERAL HOME LOAN BANK ADVANCES
-------    -------------------------------

The contractual maturity of FHLB advances at March 31, 2005 is as follows:

         2005       22,710          2010             8,034,555
         2006       31,091          2011            19,035,481
         2007       31,923          2012             5,036,431
         2008    3,032,777          2013            10,037,879
         2009       33,654          2014 and after     876,699

Convertible fixed rate advances were $45,000,000 at March 31, 2005 and at December 31, 2004. The convertible fixed rate advances have an original maturity of 10 years with an option held by FHLB to convert to a variable rate tied to 3-month LIBOR beginning 1 to 3 years from the original issue date. If converted to a variable rate the bank maintains the option to pay off the advance or continue at the variable rate over the original contractual maturity of the advance. CRA mortgage match advances are amortized over a 30-year period and totaled $1,173,200 at March 31, 2005 and $1,180,671 at December 31, 2004. The
average rate on FHLB advances was 4.56% at both March 31, 2005 and December 31, 2004.

The Savings Bank pledges as collateral for these borrowings selected qualifying mortgage loans and securities (as defined) under an agreement with the FHLB. Loans and securities pledged at March 31, 2005 totaled $66.9 million in residential mortgage loans and $8.7 million in securities. At December 31, 2004 there were approximately $66.9 million in mortgage loans and $9.4 million in securities pledged for FHLB borrowings.

NOTE 10   INVESTMENT SECURITIES
-------   ---------------------

The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at March 31, 2005, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. Maturities for mortgage backed securities with scheduled contractual payments are based on the weighted average life of the remaining payments.

                                                             Gross       Gross     Estimated
                                              Amortized Unrealized   Unrealized      Market
                                                Cost         Gains      Losses        Value
                                             ----------   ---------    ----------  -----------
     Available-for-Sale:
          Mortgage Backed Securities:
               After one year
                 but within five years          723,404       3,404          358       726,450
               After five years
                 but within ten years           998,386         729          194       998,921

              Municipal Securities Maturing:
               Within one year                  140,000       2,730           --       142,730
               After one year
                 but within five years        1,454,128      45,497           --     1,499,625
               After five years
                 but within ten years         8,822,194     374,422           --     9,196,616
               After ten years
                 but within fifteen years     6,208,255     352,038           --     6,560,293
               After fifteen years
                 but within twenty years      3,093,801     163,030           --     3,256,831
               After 20 years                 1,243,269      31,347       16,089     1,258,527

         Corporate Securities Maturing:
               Within one year                1,318,699       3,462           --     1,322,161
               After one year
                 but within five years        3,000,000          --      132,402     2,867,598
               After twenty years             1,730,325     117,300           --     1,847,625

          Equity Securities: (Preferred
            Stock in US Government Agencies)
                Callable within one year     21,069,339          --    3,820,139    17,249,200
                Callable after one year
                  but within five years       4,414,150          --      165,453     4,248,697
                Callable after five years
                  but within ten years        1,000,000          --       11,800       988,200

          Other Equity Stock:
               After 20 years                   318,155      38,369           --       356,524
                                             ----------   ---------    ---------   -----------
                  Total Available-for-Sale   55,534,105   1,132,328    4,146,435    52,519,998
                                             ==========   =========    =========   ===========
Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
                After one year
                 but within five years        7,024,508          --      234,926     6,789,582

          Mortgage Backed Securities:
                After one year
                 but within five years        5,136,380          --       39,341     5,097,039
               After five years
                 but within ten years        11,740,619          --      152,683    11,587,936
               After fifteen years
                 but within twenty years        474,224       2,671           --       476,895
               After twenty years             3,835,047       6,295       65,780     3,775,562

          Municipal Securities Maturing:
                After one year
                 but within five years        1,231,106      11,716          361     1,242,461
               After five years
                 but within ten years           429,982       2,602           --       432,584
               After ten years
                 but within fifteen years       335,828          --        4,112       331,716
               After twenty years             2,587,741       3,226        8,833     2,582,134

                                                             Gross       Gross     Estimated
                                              Amortized   Unrealized   Unrealized    Market
                                                 Cost        Gains       Losses       Value
                                             ----------     -------    ----------  -----------
          Corporate Securities Maturing:
               Within one year                2,142,577      11,877          677     2,153,777
               After one year
                 but within five years        7,276,348       2,720       88,217     7,190,851
               After five years
                 but within ten years           995,289          87        4,656       990,720
               After twenty years             5,208,472     132,171        4,508     5,336,135
                                             ----------     -------    ---------   -----------
                  Total Held-to-Maturity     48,418,121     173,365      604,094    47,987,392
                                             ==========     =======    =========   ===========

     Securities sold under agreement to repurchase are offered to cash management customers as an automated, collateralized investment account. Under these transactions, securities are delivered to the counterparty's custody account. Securities held in custody accounts at March 31, 2005 and December 31, 2004 totaled $2,043,124 and $2,005,365, respectively.

     Information pertaining to securities with gross unrealized losses at March 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                              Less than Twelve Months     Over Twelve Months
                                             -----------------------    -----------------------
                                              Gross                       Gross
                                            Unrealized      Fair        Unrealized       Fair
                                              Losses        Value         Losses         Value
                                             --------     ----------    -----------   ----------
          Available-for-Sale
             Mortgage Backed Securities           552        999,511             -             -
             Municipal Securities                   -              -        16,089       804,176
             Corporate Securities             132,402      2,867,598             -             -
             Marketable Equity Securities     146,404      3,794,400     3,850,988    16,691,697
                                             --------      ---------     ---------    ----------
               Total Available-for-Sale       279,358      7,661,509     3,867,077    17,495,873

          Held-to-Maturity
             US Government Agencies            97,818      3,945,306       137,108     2,844,276
             Mortgage Backed Securities       111,365      7,616,764       151,094    12,163,917
             Municipal Securities               4,472        486,446         8,834       471,254
             Corporate Securities              93,403      9,570,911             -             -
                                             --------      ---------     ---------    ----------
               Total Held-to-Maturity         307,058     21,619,427       297,036    15,479,447

NOTE 11     EARNINGS PER SHARE
-------     ------------------

     Earnings per share for three months ended March 31, 2005, compared with the same period in 2004, are as follows:

                                                            Three Months Ended
                                                                  March 31,
                                                              2005        2004
                                                           ---------   ---------
          Net Income                                         555,111     552,431

          Average Basic Shares Outstanding                 1,424,947   1,395,814

          Basic Earnings Per Share                               .39         .40
                                                           =========   =========

          Net Income                                         555,111     552,431

          Average Basic Shares Outstanding                 1,424,947   1,395,814
          Dilutive Effect Due to Stock Options               143,364     116,619
                                                           ---------   ---------
          Average Shares Outstanding, as Adjusted          1,568,311   1,512,433

          Diluted Earnings Per Share                             .35        0.37
                                                           =========   =========

NOTE 12     SUBSEQUENT EVENTS
-------     -----------------

     On April 6, 2005, the Company's Board of Directors announced that it has approved a proposed going private transaction by merging the Company with a newly formed subsidiary of the Company. The proposed transaction would reduce the number of stockholders of record from approximately 1,200 to approximately 250. Following the proposed merger, the surviving entity would continue operations of the Company as a privately held corporation that would not be required to file periodic public reports with the Securities and Exchange Commission.

     The terms of the proposed merger are expected to provide that each stockholder of record of the Company beneficially owning 3,000 or less common shares will receive cash for shares at a price equal to $25.25 per share of the common stock, which is the price the Board of Directors has established based on an independent valuation by a qualified valuation firm and other factors. Each stockholder of record beneficially owning more than 3,000 common shares will continue to hold the same number of shares of the surviving corporation after the merger and will not receive any cash for shares. The Company intends to finance the proposed merger with $8 million of Company cash in hand from a trust preferred offering completed in 2001 and a $5 million upstream dividend payment from the Bank to the Company.

     Consummation of the proposed going private transaction is conditioned upon the filing of the requisite reports with the SEC, review by and consent of the Federal Reserve, approval of the Company's stockholders, and other conditions. Therefore, there is no assurance that the transaction will be consummated on the terms described or at all.

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

     BALANCE SHEET REVIEW
     --------------------

     At March 31, 2005, assets of State of Franklin Bancshares, Inc. totaled $299 million reflecting an increase of $2 million since December 31, 2004. The growth in assets has been funded primarily by a $2 million increase in deposits.

     LOANS
     -----

     Loans outstanding totaled $172.2 million at March 31, 2005 compared with $164.8 million at December 31, 2004. First mortgage loans increased $117,000, consumer loans increased $991,000, and commercial and construction loans increased $6.3 million. The loan portfolio mix at March 31, 2005 consists of 32% residential mortgages, 43% commercial, 16% real estate construction, and 9% consumer loans.

     INVESTMENT SECURITIES
     ---------------------

     Investment  securities  totaled  $100.9  million  at March  31,  2005.  The investment portfolio at quarter end consisted of $7.0 million in debt securities issued by the U. S Government or Federal Agencies, $22.9 million in mortgage backed securities, $26.5 million in securities issued by state, county, or municipalities, $21.7 million in corporate securities, $22.5 million in preferred stock issued by Federal Agencies, and $357,000 in other equity securities.

     At March 31, 2005, securities categorized as available-for-sale totaled $52.5 million while the held-to-maturity securities totaled $48.4 million compared to $53.7 million in available-for-sale and $49.7 million in held-to-maturity at December 31, 2004. At March 31, 2005, the available-for-sale portfolio had net unrealized losses of $3.0 million while our held-to-maturity securities had $431,000 in net unrealized losses.

     NON-PERFORMING ASSETS
     ---------------------

     At March 31, 2005 the Company had nonaccrual loans totaling $1.2 million compared with $1.2 million at December 31, 2004. The reserve for loan and lease losses was $1,662,695 at March 31, 2005, or .97% of loans and leases outstanding, net of unearned income and loans held for sale, compared to $1,601,332 or .97% at December 31, 2004. Management believes the allowance for loan losses is adequate to provide for potential loan losses.

     DEPOSITS
     --------

     Total deposits at March 31, 2005 of $215.7 million, reflected an increase of $1.6 million or a 1% increase from $214.2 million at December 31, 2004. Non-interest bearing demand deposits totaled $16.1 million at March 31, 2005, an increase of $717,000 from December 31, 2004. Interest bearing deposits increased $845,000 million to $199.6 million at March 31, 2005.

     CAPITAL
     -------

     Tier 1 capital for the Savings Bank at March 31, 2005 was $22.8 million. At March 31, 2005, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 11.51%, 12.20% and 8.41%, respectively.

     Tier 1 capital for the Company at March 31, 2005, was $34.7 million with Tier 1, total risk-based, and leverage ratios of 16.07%, 16.84%, and 11.74%, respectively.

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

    EARNINGS REVIEW
     ----------------

     The Company had net income of $555,000 for the three months ending March 31, 2005, compared with $552,000 for the same period last year, an increase of $3,000. Return on average assets and average equity was .76% and 8.59%, respectively, compared with .75% and 8.90% for the three month period ended March 31, 2004. For the three months ended March 31, 2005, net income per diluted share was $.35 compared to earnings per share of $.37 for the same period in 2004.

     Noninterest income increased $50,000, or 18%, during the three months ended March 31, 2005, compared to the same period last year as a result of increases in other fees and service charges and real estate sales commissions. Partially offsetting the increases were declines in net gains on loans sold, insurance commissions, and rental income.

     Noninterest expense was $1,829,000 for the three months ending March 31, 2005, an increase of $336,000, or 23% over the 2004 period, resulting from increases in compensation and related benefits, occupancy expense, advertising, data processing, and other operating expenses.

     NET INTEREST INCOME
     -------------------

     Interest income increased while interest expense declined from 2004 to 2005. Net interest income of $2.3 million for the three months ended March 31, 2005 reflects an increase of $289,000 or 8% over the same period last year. For the three months ending March 31, 2005, average earning assets declined $3.2 million or 1% while average interest bearing liabilities declined $5.9 million, or 2%, compared with the same period in 2004. The taxable equivalent yield on earning assets increased 53 basis points to 5.87% for the first three months of 2005 compared with the same period in 2004 while the cost on interest bearing liabilities declined 12 basis points to 2.89%. Consequently, the taxable equivalent net interest margin based on average earning assets increased to 3.58% for the three months ending March 31, 2005 compared with 2.89% for the same period in 2004.

     PROVISION FOR LOAN LOSSES
     -------------------------

     During the three months ended March 31, 2005, the provision for possible loan losses was $60,000 compared with $10,000 for the same period last year. There was $1,000 in loan and lease recoveries with no charge-offs for the three months ended March 31, 2005, compared to $9,000 in net loan and lease charge-offs during the same period in 2004. The allowance for possible loan and lease losses represented .97% of total loans and leases, net of mortgage loans held-for-sale, at March 31, 2005, compared to 1.24% at March 31, 2004. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.

     PROVISION FOR INCOME TAXES
    ---------------------------

     For the three months ended March 31, 2004, the provision for federal and state income taxes were $175,000, compared to $177,000 for the first three months ended March 31, 2004.

     NONINTEREST INCOME
    -------------------

     The Company's noninterest income was $329,000 during the three months ended March 31, 2005, an increase of $50,000 or 18% from the comparable 2004 period. During 2005, other fees and service charges increased $30,000 and real estate sales commissions increased $45,000. Net gain on loans sold, insurance commission income, and net rental income declined $17,000, $2,000, and $6,000, respectively.

     NONINTEREST EXPENSE
    --------------------

     Noninterest expense totaled $1,829,000 for the three month period ending March 31, 2005, an increase of $336,000, or 23%, over the same period in 2004. The increase was the result of increases in compensation and benefits, occupancy expense, advertising, data processing, and other operating expenses of $152,000, $24,000, $50,000, $3,000, and $112,000,
     respectively. During the first three months of 2005, furniture and equipment expense declined $5,000.


ITEM 3  CONTROLS AND PROCEDURES
------  -----------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's President and its Chief Executive Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of March 31, 2005. Based on that evaluation, the President and the Chief Executive Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.


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


b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2005

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              STATE OF FRANKLIN BANCSHARES, INC.
                                              ----------------------------------
                                                       (Registrant)





      May 12, 2005                            /s/Randal R. Greene
---------------------------                   ----------------------------------
         (Date)                                  Randal R. Greene, President





      May 12, 2005                            /s/Charles E. Allen, Jr.
---------------------------                   ----------------------------------
         (Date)                                  Charles E. Allen, Jr.,
                                                 Chairman of the Board
                                                 and Chief Executive Officer
                                                 (Principal Executive, Financial
                                                 and Accounting Officer)