Form 10QSB
period 2005-06-30
STATE OF FRANKLIN BANCSHARES INC
filed 2005-08-12
CIK 1066626

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X]                 QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:      JUNE 30, 2005
                                                  -------------------

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

                                    YES   X          NO
                                        ----

                                    1,481,462
                   ------------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 9, 2005)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES            NO    X
                                                       ----

                        STATE OF FRANKLIN BANCSHARES, INC

                                      INDEX
                                      -----

PART I.        FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS                                                     PAGE
                                                                                         -------
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                               3
                     JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (AUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME
                     THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED) AND 2004 (UNAUDITED)         4
                     SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) AND 2004 (UNAUDITED)           5

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   6
                     SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
                     AND YEAR ENDED DECEMBER 31, 2004 (AUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                        7
                     SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) AND 2004 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       8


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                15

         ITEM 3.  CONTROLS AND PROCEDURES                                                     17



PART II.   OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS                                                           18

        ITEM 2.   CHANGES IN SECURITIES                                                       18

        ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                              18

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         18

        ITEM 5.   OTHER INFORMATION                                                           18

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            18


PART 1  -  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                             STATE OF FRANKLIN BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  JUNE 30,          DECEMBER 31,
                             ASSETS                           2005 - UNAUDITED     2004 - AUDITED
-------------------------------------------------------------------------------------------------
Cash and Due from Banks                                          $   9,306,801          5,564,907
Federal Funds Sold                                                  12,000,000          7,130,000
Short-Term Interest Bearing Deposits                                   942,183          2,279,711
-------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                  22,248,984         14,974,618
-------------------------------------------------------------------------------------------------
Investments - HTM
   (Estimated Market 2005 - $47,039,450 and 2004 - $49,864,335)     47,237,828         49,702,867
Investments - AFS                                                   51,858,515         53,650,416
Loans Held for Sale                                                    657,075            374,700
Loans and Leases Receivable                                        175,669,254        164,458,145
   Less: Allowance for Loan and Lease Losses                      (  1,803,387)       ( 1,601,332)
-------------------------------------------------------------------------------------------------
   Loans and Leases Receivable, Net                                173,865,867        162,856,813
-------------------------------------------------------------------------------------------------
Accrued Interest Receivable, Net                                     1,567,741          1,490,634
Land, Buildings & Equip at Cost Less Accum Depr
   of $2,931,827 in 2005 and $2,643,828 in 2004                      7,964,413          7,468,710
Prepaid Expense and Accounts Receivable                                138,183            175,816
Deferred Tax Assets                                                  1,849,170          1,727,642
FHLB Stock                                                           2,510,600          2,453,300
Investment in Service Bureau at Cost                                         -            815,009
Other Real Estate Owned                                                884,656            891,413
Other Assets                                                            86,958            124,241
-------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                   $ 310,869,990        296,706,179
=================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
Interest-Free Deposits                                           $  18,942,932         15,371,046
Interest-Bearing Deposits                                          206,600,166        198,784,547
Advances to Borrowers for Taxes and Insurance                          301,372            110,328
Accrued Interest on Deposits                                           272,558            136,476
Accrued State and Federal Taxes                                    (   165,776)       (   149,118)
Other Accounts Payable and Accrued Expenses                            741,867            784,704
Repurchase Agreements                                                  387,808          1,024,608
FHLB Long-Term Advances                                             46,165,680         46,180,671
Deferred Credits on REO                                                189,384            189,384
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                         $ 273,435,991        262,432,646
-------------------------------------------------------------------------------------------------

Guaranteed Preferred Beneficial Interest in
   Subordinated Debentures                                           8,000,000          8,000,000

STOCKHOLDERS' EQUITY:
Common Stock, $1.00 Par Value                                        1,481,462          1,465,512
Paid-in Capital                                                     14,598,374         14,251,461
Accumulated Other Comprehensive Income                             ( 2,113,262)       ( 2,005,925)
Retained Earnings                                                   16,035,029         13,204,732
  Less: Employee Stock Ownership                                   (   567,604)       (   642,247)
-------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                $  29,433,999         26,273,533
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 310,869,990        296,706,179
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED JUNE 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2005 - UNAUDITED  2004 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                              $    2,933,302         2,353,706
Other Interest Income                                        1,296,602         1,180,202
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 4,229,904         3,533,908
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         1,144,243         1,014,116
Interest on Repurchase Agreements                                2,427             2,340
Interest on Short-Term Debt                                        413               690
Interest on Long-Term Debt                                     524,715           523,498
Interest on Subordinated Debentures                            148,878           109,517
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                1,820,676         1,650,161
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           2,409,228         1,883,747
PROVISION FOR LOAN LOSSES                                     (140,000)          (10,000)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            2,269,228         1,873,747
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 159,486           146,423
Net Gain on Loans Sold                                          88,970            98,431
Realized Gain on Securities                                  2,574,788                 -
Real Estate Sales Commission Income                            156,207           106,201
Insurance Commission Income                                     20,970            17,823
Rental Income, Net                                              17,225            25,997
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                    3,017,646           394,875
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                              907,259           725,515
Occupancy Expenses                                             115,306           105,545
Furniture and Equipment Expense                                129,426           130,147
Advertising                                                     73,778            72,644
Data Processing Expense                                        155,415           156,090
Other                                                          491,124           345,676
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  1,872,308         1,535,617
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                              3,414,566           733,005
PROVISION FOR INCOME TAXES                                  (1,139,379)         (157,202)
----------------------------------------------------------------------------------------
       NET INCOME                                       $    2,275,187           575,803
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                 $         1.58              0.41
  DILUTED                                                         1.42              0.38
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,436,821         1,397,269
  DILUTED                                                    1,599,995         1,533,126
========================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                         STATE OF FRANKLIN BANCSHARES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                           SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------------
INTEREST INCOME:                                      2005 - UNAUDITED  2004 - UNAUDITED
                                                      ----------------  ----------------
Interest and Fees on Loans                             $     5,652,356         4,797,338
Other Interest Income                                        2,453,795         2,324,016
----------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                 8,106,151         7,121,354
----------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Deposits                                         2,072,563         2,074,090
Interest on Repurchase Agreements                                4,509             4,948
Interest on Short-Term Debt                                        816               650
Interest on Long-Term Debt                                   1,043,799           986,626
Interest on Subordinated Debentures                            284,609           217,804
----------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                3,406,296         3,284,118
----------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS           4,699,855         3,837,236
PROVISION FOR LOAN LOSSES                                   (  200,000)       (   20,000)
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            4,499,855         3,817,236
----------------------------------------------------------------------------------------

OTHER INCOME:
Other Fees and Service Charges                                 308,519           265,333
Net Gain on Loans Sold                                         143,875           170,780
Realized Gain on Securities                                  2,574,788                 -
Real Estate Sales Commission Income                            256,877           161,482
Insurance Commission Income                                     30,497            29,147
Rental Income, Net                                              32,134            47,011
----------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                    3,346,690           673,753
----------------------------------------------------------------------------------------

OTHER EXPENSES:
Compensation and Related Benefits                            1,776,750         1,443,468
Occupancy Expenses                                             237,368           203,969
Furniture and Equipment Expense                                248,305           253,895
Advertising                                                    187,038           136,068
Data Processing Expense                                        320,833           318,205
Other                                                          931,111           673,182
----------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSES                                  3,701,405         3,028,787
----------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX                              4,145,140         1,462,202
PROVISION FOR INCOME TAXES                                  (1,314,842)       (  333,968)
----------------------------------------------------------------------------------------
       NET INCOME                                      $     2,830,298         1,128,234
========================================================================================
EARNINGS PER SHARE:
  BASIC                                                $          1.98               .81
  DILUTED                                                         1.79               .74
========================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                                      1,430,917         1,396,486
  DILUTED                                                    1,584,241         1,522,724
========================================================================================



  The accompanying notes are an integral part of the consolidated financial statements.



                       STATE OF FRANKLIN BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
                   AND YEAR ENDED DECEMBER 31, 2004 (AUDITED)


                                                               Accumulated
                                                                  Other                 Employee
                                     Common         Paid-In    Comprehensive Retained     Stock
                                      Stock         Capital        Income     Earnings   Ownership       Total
                                  --------------  ----------  ------------  ---------  -----------   ------------
Balance at December 31, 2003           1,465,512   14,251,461  (  797,592) 10,356,572   ( 784,995)     24,490,958

ESOP Shares Allocated                         --           --          --          --     142,748         142,748

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Losses
        Arising During the Period
         (Net of $764,826 Income Tax Benefit) --           --  (1,232,308)         --          --      (1,232,308)
      Less: Reclassification Adjustment
          (Net of $14,880 Tax Benefit)        --           --      23,975          --          --          23,975
                                                                                                     ------------
                                                                                                       (1,208,333)

  Net Income                                  --           --          --   2,848,159          --       2,848,159
                                                                                                     ------------
        Total Comprehensive Income            --           --          --          --          --       1,639,826
                                    ------------   ----------   ---------  ----------  ----------    ------------
Balance at December 31, 2004           1,465,512   14,251,461  (2,005,925) 13,204,731   ( 642,247)     26,273,532

Net Proceeds
  From Sale of Stock                      15,950      346,913          --          --          --         362,863

ESOP Shares Allocated                         --           --          --          --      74,643          74,643

Comprehensive Income
  Other Comprehensive Income,
    Net of Tax:
    Unrealized Gains on Securities
      Available-For-Sale:
      Unrealized Holding Gains
        Arising During the Period
         (Net of $66,764 Income Tax Benefit)  --           --  (  107,572)         --          --     (   107,572)
      Less: Reclassification Adjustment
         (Net of $146 Income Tax)             --           --         235          --          --             235
                                                                                                     ------------
                                                                                                      (   107,337)

  Net Income                                  --           --          --   2,830,298          --       2,830,298
                                                                                                     ------------
        Total Comprehensive Income            --           --          --          --          --       2,722,961
                                    ------------   ----------   ---------  ----------   ---------    ------------
Balance at June 30, 2005               1,481,462   14,598,374  (2,113,262) 16,035,029   ( 567,604)     29,433,999
                                    ============   ==========   =========  ==========   ==========   ============


The accompanying notes are an integral part of the consolidated financial statements.

                       STATE OF FRANKLIN BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                               2005 - UNAUDITED  2004 - UNAUDITED
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $   2,830,298        1,128,234
  Items Not Affecting Cash:
    Depreciation                                                                        288,000          287,648
    (Increase) in Accrued Interest                                                      (77,107)         (66,165)
    Deferred Income Taxes (Benefit)                                                     (41,646)          32,327
    Provision for Loan and Lease Losses                                                 200,000           20,000
    (Increase) Decrease in Prepaid Expenses and Accounts Receivable                      37,633          (51,978)
    Increase (Decrease) in Interest Payable                                             136,082          (19,335)
    Increase (Decrease) in State and Federal Taxes Payable                              (16,658)          64,969
    Increase (Decrease) in Other Accounts Payable and Accrued Expenses                  (42,837)         126,675
    Increase in Deferred Loan Fees, Net                                                  16,667           18,854
    Realized (Gain) on Securities                                                    (2,574,788)               -
    Discount Accretion                                                                 (138,278)        (106,876)
    Premium Amortization                                                                296,584          323,274
    Increase in Deferred Gain on Sale of REO                                                  -           31,038
    Earned ESOP Shares                                                                   74,643           70,306
    FHLB Stock Dividends                                                                (57,300)         (47,000)
    Net (Increase) in Loans Held for Sale                                              (282,375)        (496,136)
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                         648,918        1,315,835
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Held-to-Maturity Investments                                          (1,136,639)     (22,697,557)
   Proceeds from Maturities of Held-to-Maturity Investments                           1,100,000        6,405,000
   Proceeds from Maturities of Available-for-Sale Investments                         1,243,942        2,226,941
   Principal Payments on Mortgage-backed Securities - HTM                             2,321,612        3,160,002
   Principal Payments on Mortgage-backed Securities - AFS                               419,782        1,563,418
   Proceeds from Sale of Service Bureau Stock                                         3,389,797                -
   (Increase) in Loans Receivable, Net                                              (11,218,964)      (2,896,196)
   Purchases of Premises and Equipment                                                 (783,703)      (1,269,591)
-----------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                          (4,664,173)     (13,507,983)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                           11,387,505        5,735,655
  Net Increase in Advances by Borrowers for Taxes and Insurance                         191,044          178,072
  Net Increase (Decrease) in Repurchase Agreements                                     (636,800)         187,736
  Issuance of Common Stock, Net                                                         362,863                -
  Repayment of FHLB Advances                                                            (14,991)         (14,604)
  Proceeds from FHLB Advances                                                                 -       10,000,000
-----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        11,289,621       16,086,859
-----------------------------------------------------------------------------------------------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            7,274,366        3,894,711
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                        14,974,618       32,141,033
-----------------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  22,248,984       36,035,744
=================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (Decrease) in Unrealized Gain (Loss) on Securities Available-For-Sale,
  Net of Deferred Tax Liability                                                   $    (107,337)        (849,712)
Acquisition of Real Estate Property through Foreclosure of Related Loans          $           -                -
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Income Taxes                                                                  $   1,372,500          242,521
    Interest                                                                      $   3,270,214        3,303,453
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


NOTE 2   BASIS OF PREPARATION
------  ----------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income, cash flows, and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of income for the six months ended June 30, 2005 is not necessarily indicative of the results which may be expected for the entire year.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2004.


NOTE 3  RECLASSIFICATIONS
------  -----------------

     In instances where required, amounts reported in prior period's financial statements included herein have been reclassified to put them on a comparable basis to the amounts reported in the June 30, 2005 consolidated financial statements.


NOTE 4  LAND BUILDINGS AND EQUIPMENT
-----  -----------------------------

     Fixed assets at June 30, 2005, and December 31, 2004 are summarized as follows:

                                                          2005          2004
                                                     -----------   -----------
     Land                                              1,580,000     1,580,000
     Buildings and Leasehold Improvements              5,449,366     5,082,535
     Furniture, Fixtures and Equipment                 3,866,875     3,450,003
                                                     -----------   -----------
                                                      10,896,241    10,112,538
     Less:  Accumulated Depreciation                   2,931,828     2,643,828
                                                     -----------   -----------
                                                       7,964,413     7,468,710
                                                     ===========   ===========

NOTE  5     LOANS  RECEIVABLE
-------    ------------------

     Loans receivable at June 30, 2005 and December 31, 2004, consist of the following:


                                                   2005             2004
                                              --------------   --------------
  First Mortgage Loans                           53,531,408       51,965,318
  Construction Loans                             29,855,790       27,146,299
  Consumer Loans                                 14,431,590       14,407,548
  Commercial Loans                               75,772,159       69,267,247
  Credit Line Advances                              861,204          870,529
  Lease Finance                                   1,252,512        1,381,883
                                             ---------------  ---------------

    Gross Loans and Leases Receivable           175,704,663      165,038,824
                                             ---------------  ---------------

  Less:
    Undisbursed Portion of Loans in Process         235,728      (   326,209)
    Net Deferred Loan Origination Fees          (   271,137)     (   254,470)
    Accumulated General Loan Loss Allowance     ( 1,803,387)     ( 1,601,332)
                                             ---------------  ---------------
                                                ( 1,838,796)     ( 2,182,011)
                                             ---------------  ---------------

  Loans and Leases Receivable, Net              173,865,867      162,856,813
                                             ===============  ===============

An analysis of the allowance for loan and lease losses at June 30, 2005 and December 31, 2004 is as follows:

                                                    2005             2004
                                              --------------   --------------
    Balance - Beginning of Period                 1,601,332        1,870,279
    Provision for Loan and Lease Losses             200,000       (   62,000)
    Loans and Leases Charged-Off                          -       (  212,947)
    Charged-Off Loan and Lease Recoveries             2,055            6,000
                                              --------------   --------------

    Balance - End of Period                       1,803,387        1,601,332
                                              ==============   ==============


     At June 30, 2005 the Company had non-accrual loans and leases totaling $739,000 which included $18,000 in impaired loans compared with $1,261,000 and $18,000, respectively, at December 31, 2004. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual agreement. The total allowance for loan losses allocated to impaired loans was $14,000 at June 30, 2005 and December 31, 2004. No interest income on impaired loans was recognized for the periods ending June 30, 2005 and December 31, 2004. The Company had $180,000 in loans and leases 90 days or more past due and still accruing and no restructured loans at June 30, 2005, compared to no loans or leases 90 days or more past due and still accruing and no restructured loans at December 31, 2004.

NOTE  6     FEDERAL REGULATION
-------     ------------------

     The capital ratios for State of Franklin Savings Bank are as follows:

                                                           For Capital
                                                             Adequacy
                                                             Purposes
                                                          And To Be Well
                                                         Capitalized Under
                                                         Prompt Corrective
                                         Actual          Action Provision
                                     ----------------    ----------------
In Thousands  (Reviewed)             Amount    Ratio     Amount    Ratio
---------------------------          ----------------    ----------------
As of June 30, 2005:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        28,539    13.06%    >=21,848   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        26,933    12.33%    >=13,109    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       26,933     8.81%    >=15,282    5.0%

As of December 31, 2004:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        25,178    12.08%    >=20,850   10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        23,772    11.40%    >=12,510    6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       23,772     7.98%    >=14,891    5.0%


The capital ratios for State of Franklin Bancshares, Inc. are as follows:

                                                           For Capital
                                                            Adequacy
                                                            Purposes
                                                         And To Be Well
                                                        Capitalized Under
                                                        Prompt Corrective
                                          Actual        Action Provision
                                     -----------------  -----------------
In Thousands  (Reviewed)             Amount    Ratio    Amount    Ratio
---------------------------          -----------------  -----------------
As of June 30, 2005:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        38,581     17.70%   >=21,799    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        36,778     16.87%   >=13,080     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       36,778     11.99%   >=15,339     5.0%

As of December 31, 2004:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)        34,938     16.71%   >=20,908    10.0%

  Tier 1 Capital
    (to Risk-Weighted Assets)        33,337     15.94%   >=12,545     6.0%

  Tier 1 Capital
    (to Adjusted Total Assets)       33,337     11.16%   >=14,935     5.0%

NOTE 7     EMPLOYEE AND DIRECTOR BENEFIT PLANS
------    ------------------------------------
     EMPLOYEE STOCK OWNERSHIP PLAN

     The company has an employee stock ownership plan (the "ESOP") for those employees who meet the eligibility requirements of the plan. The ESOP was established in 1997. The ESOP currently has two loans established for the purpose of purchasing shares in the Company for the plan.

     In November 2001, the ESOP loans were consolidated into a seven year term loan from the Company in the amount of $1,071,093 with a fixed interest rate of 6.00%. Note payments are $15,218 per month for 83 months plus a final principal payment of $24,092. The note balance outstanding at June 30, 2005 was $567,604. In November 2001, the Company also granted a $300,000 line of credit to the ESOP for the purchase of additional shares of stock in the Company as it becomes available. The interest rate for balances outstanding on the line of credit is 6% with a five year term.
     Interest is paid monthly with principal payments made as funds are available. At June 30, 2005, no balances were outstanding for advances on the line of credit.

     Shares owned by the ESOP at June 30, 2005 totaled 186,829. ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. The release of shares from the suspense account is based on the principal paid in the year in proportion to the total of current year and remaining outstanding debt. Allocation of released shares to participants' accounts is done as of December 31. Shares allocated and remaining in suspense were as follows:

                                                         June 30,   December 31,
                                                             2005           2004
                                                    -------------  -------------
      Number of Shares
        Released and Allocated since Inception             46,073         46,073
        Suspense                                           38,887         44,641

      Fair Value
        Released and Allocated since Inception          1,163,343      1,013,606
        Suspense                                          981,897        982,102

     The expense recorded by the Company is based on cash contributed to the ESOP during the year in amounts determined by the Board of Directors, plus the excess of fair value of shares released and allocated over the ESOP's cost of those shares. The Company's contributions to the ESOP are as follows:

                                                         June 30,   December 31,
                                                             2005           2004
                                                     -------------  ------------
      Compensation Expense                                222,000        444,000
      Contributions                                       222,000        444,000


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

     STOCK OPTION PLANS

                                                                                            Weighted
                                                                                            Average
                                                                      Awarded               Exercise
                                                                        And                  Price
                                                                    Unexercised   Vested      Per
                                                                      Options     Options    Share
                                                 --------------------------------------------------
     Options Granted - Outside Directors         January 1, 2005        94,014    88,323     $12.79
                                                 During 2005             7,000    11,698     $25.25
     Options Granted - Management                January 1, 2005       249,423   193,011     $13.43
                                                 During 2005             9,279    15,234     $25.25
                                                                       -------   -------
     Options Outstanding - June 30, 2005                               359,716   308,266     $13.80
                                                                       =======   =======

                                                   11

NOTE 8     DEPOSITS
-------   ----------

     Deposit balances are summarized as follows:

                                             June 30, 2005                December 31, 2004
                                    -----------------------------  -----------------------------
                                      Rate     Amount     Percent    Rate     Amount     Percent
                                    ------- -----------  --------  ------- -----------  --------
     Passbook                          1.34  50,159,532     22.24     1.13  72,157,046     33.69
     Interest-Free Checking              --  18,942,932      8.40       --  15,371,046      7.18
     NOW                                .25  17,841,891      7.91      .25  20,439,053      9.54
     Money Market Deposit              1.45  20,880,257      9.26     1.07  22,156,509     10.35
                                            -----------  --------          -----------  --------
                                            107,824,612     47.81          130,123,654     60.76
                                            -----------  --------          -----------  --------
     Fixed Term Certificate Accounts
      Balances $100,000 or greater     3.39  36,219,334     16.06     2.84  22,745,289     10.62
      Balances less than $100,000      3.19  81,499,152     36.13     2.66  61,286,650     28.62
                                            -----------  --------          -----------  --------
                                            117,718,486     52.19           84,031,939     39.24
                                            -----------  --------          -----------  --------
                                            225,543,098    100.00          214,155,593    100.00
                                            ===========  ========          ===========  ========

The contractual maturity of certificate accounts at June 30, 2005 and December 31, 2004, is as follows:

          Period Ending June 30, 2005              Year Ending December 31, 2004
       --------------------------------            -----------------------------
          2005             36,033,900                2005            52,996,714
          2006             54,556,444                2006            20,586,376
          2007             21,033,080                2007             4,800,025
          2008              4,362,987                2008             4,138,797
          2009 and After    1,732,075                2009 and After   1,510,027
                          -----------                                ----------
                          117,718,486                                84,031,939
                          ===========                                ==========

NOTE 9     FEDERAL HOME LOAN BANK ADVANCES
-------    -------------------------------

     The contractual maturity of FHLB advances at June 30, 2005 is as follows:


         2005       15,190          2010             8,034,555
         2006       31,091          2011            19,035,481
         2007       31,923          2012             5,036,431
         2008    3,032,777          2013            10,037,879
         2009       33,654          2014 and after     876,699


     Convertible fixed rate advances were $45,000,000 at June 30, 2005 and at December 31, 2004. The convertible fixed rate advances have an original maturity of 10 years with an option held by FHLB to convert to a variable rate tied to 3-month LIBOR beginning 1 to 3 years from the original issue date. If converted to a variable rate the bank maintains the option to pay off the advance or continue at the variable rate over the original contractual maturity of the advance. CRA mortgage match advances are amortized over a 30-year period and totaled $1,165,680 at June 30, 2005 and $1,180,671 at December 31, 2004. The average rate on FHLB advances was 4.56% at both June 30, 2005 and December 31, 2004.

     The Savings Bank pledges as collateral for these borrowings selected qualifying mortgage loans and securities (as defined) under an agreement with the FHLB. Loans and securities pledged at June 30, 2005 totaled $66.9 million in residential mortgage loans and $7.9 million in securities. At December 31, 2004 there were approximately $66.9 million in mortgage loans and $9.4 million in securities pledged for FHLB borrowings.


NOTE 10     INVESTMENT SECURITIES
-------     ---------------------

     The amortized cost and fair value of investment securities held-to-maturity and available-for-sale at June 30, 2005, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. Maturities for mortgage backed securities with scheduled contractual payments are based on the weighted average life of the remaining payments.

                                                              Gross       Gross     Estimated
                                             Amortized   Unrealized  Unrealized       Market
                                                 Cost         Gains      Losses       Value
                                             ----------     -------   ----------    -----------
     Available-for-Sale:
          Mortgage Backed Securities:
               After one year
                 but within five years          319,212       1,075          246       320,041
               After five years
                 but within ten years         1,234,809           -        4,267     1,230,542

              Municipal Securities Maturing:
               Within one year                  140,000       1,882           --       141,882
               After one year
                 but within five years        1,454,192      39,795           --     1,493,987
               After five years
                 but within ten years         9,104,698     377,253           --     9,481,951
               After ten years
                 but within fifteen years     5,949,944     389,785           --     6,339,729
               After fifteen years
                 but within twenty years      3,098,968     221,353           --     3,320,321
               After 20 years                 1,137,493      52,100        4,337     1,185,256

         Corporate Securities Maturing:
               Within one year                1,308,986       1,245           --     1,310,231
               After one year
                 but within five years        3,000,000          --      267,243     2,732,757
               After twenty years             1,730,380     143,625           --     1,874,005

          Equity Securities: (Preferred
            Stock in US Government Agencies)
                Callable within one year     21,072,044          --    4,234,044    16,838,000
                Callable after one year
                  but within five years       4,414,150          --      178,637     4,235,513
                Callable after five years
                  but within ten years        1,000,000         800            -     1,000,800

          Other Equity Stock:
               After 20 years                   318,155      35,345           --       353,500
                                             ----------   ---------    ---------   -----------
                  Total Available-for-Sale   55,283,031   1,264,258    4,688,774    51,858,515
                                             ==========   =========    =========   ===========
Held-to-Maturity:
          United States Government
            Agency Securities Maturing:
                After one year
                 but within five years        7,019,848          --      187,470     6,832,378

          Mortgage Backed Securities:
                After one year
                 but within five years        5,531,626         666       43,128     5,489,164
               After five years
                 but within ten years        10,855,146          --       45,075    10,810,071
               After fifteen years
                 but within twenty years        408,158       2,182           --       410,340
               After twenty years             4,269,712       7,843       50,681     4,226,874

          Municipal Securities Maturing:
                After one year
                 but within five years        1,216,646      17,620          351     1,233,915
               After five years
                 but within ten years           429,982       8,751           --       438,733
               After ten years
                 but within fifteen years       340,000         522           --       340,522
               After twenty years             2,612,159       2,778        2,366     2,612,571

       Corporate Securities Maturing:
               Within one year                1,130,625       6,907          260     1,137,272
               After one year
                 but within five years        7,242,942      23,088       41,607     7,224,423

                                               Gross        Gross     Estimated
                               Amortized  Unrealized   Unrealized       Market
                                   Cost        Gains       Losses       Value
                              ----------     -------    ----------  -----------
After five years
  but within ten years           984,660          --       15,989       968,671
After twenty years             5,196,324     124,356        6,164     5,314,516
                               ----------     -------    ---------   -----------
Total Held-to-Maturity        47,237,828     194,713      393,091    47,039,450
                               ==========     =======    =========   ===========

     Securities sold under agreement to repurchase are offered to cash management customers as an automated, collateralized investment account. Under these transactions, securities are delivered to the counterparty's custody account. Securities held in custody accounts at June 30, 2005 and December 31, 2004 totaled $2,037,355 and $2,005,365, respectively.

     Information pertaining to securities with gross unrealized losses at June 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                             Less than Twelve Months       Over Twelve Months
                                             -----------------------    -----------------------
                                              Gross                        Gross
                                              Unrealized     Fair       Unrealized       Fair
                                              Losses         Value         Losses        Value
                                             --------     ----------    -----------   ----------
          Available-for-Sale
             Mortgage Backed Securities         2,427        805,435         2,085       557,870
             Municipal Securities                   -              -         4,337       704,485
             Corporate Securities             267,243      2,732,757             -             -
             Marketable Equity Securities      18,000      1,982,000     4,394,682    19,091,513
                                             --------      ---------     ---------    ----------
               Total Available-for-Sale       287,670      5,520,192     4,401,104    20,353,868

          Held-to-Maturity
             US Government Agencies                 -              -       187,470     6,832,378
             Mortgage Backed Securities         5,522      1,548,417       133,362    17,855,155
             Municipal Securities                   -              -         2,718       637,786
             Corporate Securities              52,022      6,600,775        11,997     2,249,826
                                             --------      ---------     ---------    ----------
               Total Held-to-Maturity          57,544      8,149,192       335,547    27,575,145

     Management believes all unrealized losses as of June 30, 2005 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. Management does not anticipate selling the securities for losses, and State of Franklin has sufficient cash, investments with unrealized gains and unused lines of credit to provide resources to meet liquidity needs.

NOTE 11     EARNINGS PER SHARE
-------     ------------------

     Earnings per share for three and six months ended June 30, 2005, compared with the same period in 2004, are as follows:

                                                Three Months Ended         Six Months Ended
                                                      June 30,                 June 30,
                                                 2005        2004          2005        2004
                                              ---------   ---------     ---------   ---------
Net Income                                   2,275,187      575,803     2,830,298   1,128,234
Average Basic Shares Outstanding             1,436,821    1,397,269     1,430,917   1,396,486
Basic Earnings Per Share                          1.58          .41          1.98         .81
                                             =========    =========     =========   =========

Net Income                                   2,275,187      575,803     2,830,298   1,128,234
Average Basic Shares Outstanding             1,436,821    1,397,269     1,430,917   1,396,486
Dilutive Effect Due to Stock Options           163,174      135,857       153,324     126,238
                                             ---------    ---------     ---------   ---------
Average Shares Outstanding, as Adjusted      1,599,995    1,533,126     1,584,241   1,522,724
Diluted Earnings Per Share                        1.42          .38          1.79         .74
                                             =========    =========     =========   =========

NOTE 12     SUBSEQUENT EVENTS
-------     -----------------

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

     BALANCE SHEET REVIEW
     --------------------

     At June 30, 2005, assets of State of Franklin Bancshares, Inc. totaled $310.9 million reflecting an increase of $14.2 million or 5% since December 31, 2004. The growth in assets has been funded primarily by an $11.4 million increase in deposits and a $2.8 million increase in retained earnings.

     LOANS
     -----

     Loans outstanding increased $11.5 million, or 7%, from $164.8 million at December 31, 2004 to $176.3 million at June 30, 2005. First mortgage loans increased $1.6 million, commercial and construction loans increased $9.1 million, and consumer loans increased $15,000. The loan portfolio mix at June 30, 2005 consists of 30% residential mortgages, 44% commercial, 17% real estate construction, and 9% consumer loans.

     INVESTMENT SECURITIES
     ---------------------

     Investment securities totaled $99.1 million at June 30, 2005. The investment portfolio at quarter end consisted of $7.0 million in debt securities issued by the U. S Government or Federal Agencies, $22.6 million in mortgage backed securities, $26.6 million in securities issued by state, county, or municipalities, $20.5 million in corporate securities, $22.1 million in preferred stock issued by Federal Agencies, and $354,000 in other equity securities.

     At June 30, 2005, securities categorized as available-for-sale totaled $51.9 million while the held-to-maturity securities totaled $47.2 million compared to $53.7 million in available-for-sale and $49.7 million in held-to-maturity at December 31, 2004. At June 30, 2005, the available-for-sale portfolio had net unrealized losses of $3.4 million while our held-to-maturity securities had $198,000 in net unrealized losses.

     NON-PERFORMING ASSETS
     ---------------------

     At June 30, 2005 the Company had nonaccrual loans totaling $739,000 compared with $1.2 million at December 31, 2004. The reserve for loan and lease losses was $1,803,387 at June 30, 2005, or 1.03% of loans and leases outstanding, net of unearned income and loans held for sale, compared to $1,601,332 or .97% at December 31, 2004. Management believes the allowance for loan losses is adequate to provide for potential loan losses.

     DEPOSITS
     --------

     Total deposits at June 30, 2005 of $225.5 million, reflected an increase of $11.4 million or a 5% increase from $214.2 million at December 31, 2004. Non-interest bearing demand deposits totaled $18.9 million at June 30, 2005, an increase of $3.6 million from December 31, 2004. Interest bearing deposits increased $7.8 million to $206.6 million at June 30, 2005.

     CAPITAL
     -------

     Tier 1 capital for the Savings Bank at June 30, 2005 was $26.9 million. At June 30, 2005, all capital ratios were in excess of the regulatory minimums, with the Savings Bank's Tier 1, total risk-based, and leverage ratios of 12.33%, 13.06% and 8.81%, respectively.

     Tier 1 capital for the Company at June 30, 2005, was $36.8 million with Tier 1, total risk-based, and leverage ratios of 16.87%, 17.70%, and 11.99%, respectively.

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

     EARNINGS REVIEW
     ----------------

     The Company had net income of $2,275,000 for the three months ending June 30, 2004, compared with $576,000 for the same period last year, resulting in an increase of 295%. Return on average assets was 2.97% and the return on average equity was 31.80% for the three months ended June 30, 2005, compared with .75% and 9.41%, respectively, for the same period in 2004. For the six months ending June 30, 2005, net income was $2,830,000 compared with $1,128,000 for the same period ending June 30, 2004 resulting in an increase of 151%. Return on average assets and average equity were 1.89% and 20.78%, respectively, compared with .75% and 9.17% for the six month period ended June 30, 2004. For the six months ended June 30, 2005, net income per diluted share was $1.79 compared to earnings per share of $.74 for the same period in 2004.

     Noninterest income increased $2,673,000, or 397%, during the six months ended June 30, 2005, compared to the same period last year as a result of increases in other fees and service charges, realized gains on securities, real estate commission income, and insurance commissions. Contributing significantly to the increase was the stock buyout of the Company's data processing service provider, Intrieve Corporation, located in Cincinnati, Ohio, in which the Company owned a significant number of shares. Net gains on loans sold and rental income declined from the prior year due to a reduction in the number of existing homes being refinanced and a reduction in space available for rent at the Company's main office, respectively.

     Noninterest expense was $3,701,000 for the six months ending June 30, 2005, an increase of $673,000, or 22% over the 2004 period, resulting from increases in compensation and related benefits, occupancy expense, advertising, data processing, and other operating expenses. Furniture and equipment expense declined from the prior period.

     NET INTEREST INCOME
     -------------------

     Interest income and interest expense both increased from 2004 to 2005 primarily resulting from assets and liabilities repricing with recent rate increases by the Federal Reserve Bank. Net interest income of $4,700,000 for the six months ended June 30, 2005 reflects an increase of $862,000 or 23% over the same period last year. For the six months ending June 30, 2005, average earning assets decreased $3.3 million or 1% while average interest bearing liabilities declined $8.1 million, or 3%, compared with the same period in 2004. Offsetting the negative effect on net interest income resulting from the decline in average earning assets were increases in loans outstanding, when compared to lower yielding asset alternatives, and increases in interest-free sources of funds. Consequently, the taxable equivalent yield on earning assets increased 80 basis points to 5.99% for the first six months of 2005 compared with the same period in 2004. During the same period the cost on interest bearing liabilities increased 18 basis points to 2.67% resulting in the taxable equivalent net interest margin based on average earning assets increasing 63 basis points to 3.59% for the six months ending June 30, 2005 compared with 2.91% for the same period in 2004.

    PROVISION FOR LOAN LOSSES
    -------------------------

     During the six months ended June 30, 2005, the provision for possible loan losses was $200,000 compared with $20,000 for the same period last year. There were $2,000 in loan or lease recoveries and no charge-offs for the six months ended June 30, 2005, compared to $95,000 in loan or lease charge-offs net of recoveries during the same period in 2004. The allowance for possible loan losses represented 1.03% of total loans, net of mortgage loans held-for-sale, at June 30, 2005, compared to 1.17% at June 30, 2004. Management considers the allowance for loan losses to be adequate to cover losses inherent in the loan portfolio.


     PROVISION FOR INCOME TAXES
    ---------------------------

     For the six months ended June 30, 2005, the provision for federal and state income taxes was $1,315,000, an increase of $981,000 from 2004. The increase is due to the increase in taxable income compared to the same period in 2004.


     NONINTEREST INCOME
    -------------------

     The Company's noninterest income was $3,347,000 during the six months ended June 30, 2005, an increase of $2,673,000 or 397% from the comparable 2004 period. During 2004, other fees and service charges, realized gains on securities, real estate sales commissions, and insurance commissions increased $43,000, $2,575,000, 95,000, and $1,000, respectively. Net gain on loans sold declined $27,000, and rental income declined $15,000.


     NONINTEREST EXPENSE
     --------------------

     Noninterest expense totaled $3,701,000 for the six month period ending June 30, 2005, an increase of $673,000, or 22%, over the same period in 2004. The increase was the result of increases in compensation and benefits, occupancy expense, advertising, data processing, and other operating expenses of $333,000, $33,000, $51,000, $3,000, and $258,000, respectively.
     During the same period, furniture and equipment expense declined $6,000.


ITEM 3  CONTROLS AND PROCEDURES
------  -----------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's President and its Chief Executive Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of June 30,2005. Based on that evaluation, the President and the Chief Executive Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.


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


          (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2005, except an 8-K on April 8, 2005 attaching a press release related to the proposed going private transaction.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              STATE OF FRANKLIN BANCSHARES, INC.
                                              ----------------------------------
                                                      (Registrant)





      August 9, 2005                           /s/Randal R. Greene
---------------------------                   ----------------------------------
         (Date)                               Randal R. Greene, President





      August 9, 2005                          /s/Charles E. Allen, Jr.
---------------------------                   ----------------------------------
         (Date)                               Charles E. Allen, Jr.
                                              Chairman of the Board
                                              and Chief Executive Officer
                                              (Principal Executive, Financial
                                              and Accounting Officer)